Form 10-Q
period 2008-06-30
AB&T Financial CORP
filed 2008-08-14
CIK 1435161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to_________

Commission File Number:      000-53249

AB&T FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

North Carolina	84-1653729
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No. )

292 W. Main Avenue
Gastonia, North Carolina 28052
(Address of principal executive offices and zip code)

(704) 867-5828

(Issuer's telephone number, including area code)

285 W. Main Avenue
Gastonia, North Carolina 28052

(Former address of principal executive offices)
________________________________________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of

1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES X        NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act)

YES        NO X

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

2,678,205 shares of common stock, $1.00 par value, as of August 13, 2008

AB&T FINANCIAL CORPORATION

INDEX

PART I - FINANCIAL INFORMATION	Page No.
Item 1 Financial Statements (Unaudited)
Consolidated Balance Sheets – June 30, 2008 and December 31, 2007	3
Consolidated Statements of Operations – Six months ended June 30, 2008 and 2007 and three months ended June 30, 2008 and 2007	4
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)- six months ended June 30, 2008 and 2007	5
Consolidated Statements of Cash Flows - Six months ended June 30, 2008 and 2007	6
Notes to Consolidated Financial Statements	7-12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18
Item 4T. Controls and Procedures	19
PART II - OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 6. Exhibits	20

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AB&T FINANCIAL CORPORATION

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$ 11,585,533	$ 4,233,921
Federal funds sold	11,375,099	14,226,695
Total cash and cash equivalents	22,960,632	18,460,616
Securities available for sale at fair value	3,693,718	3,975,007
Nonmarketable equity securities	1,300,580	832,180
Total investments	4,994,298	4,807,187
Loans receivable	133,373,402	119,523,426
Less allowance for loan losses	(1,495,448)	(1,370,235)
Loans, net	131,877,954	118,153,191
Premises, furniture and equipment, net	3,936,664	3,715,291
Accrued interest receivable	574,293	724,562
Other real estate owned	2,133,570	820,845
Deferred tax asset	546,973	434,457
Other assets	129,671	99,356
Total assets	$ 167,154,055	$ 147,215,505
Liabilities
Deposits
Noninterest-bearing transaction accounts	$ 3,963,700	$ 3,312,975
Interest-bearing transaction accounts	3,962,427	3,308,771
Savings and money market	31,108,087	36,060,632
Time deposits $100,000 and over	64,739,771	47,892,949
Other time deposits	9,978,761	13,210,156
Total deposits	113,752,746	103,785,483
Borrowed funds	6,447,240	5,610,411
FHLB advances	22,000,000	13,000,000
Accrued interest payable	168,410	80,775
Other liabilities	83,853	265,114
Total liabilities	142,452,249	122,741,783
Shareholders’ equity
Preferred stock, 1,000,000 shares authorized, none issued	-	-
Common stock, $5.00 par value; 10,000,000 shares authorized, issued and outstanding – 2,678,205 at June 30, 2008 and December 31, 2007	13,391,025	13,391,025
Capital surplus	10,783,076	10,712,540
Retained earnings	542,944	356,373
Accumulated other comprehensive income (loss)	(15,239)	13,784
Total shareholders’ equity	24,701,806	24,473,722
Total liabilities and shareholders’ equity	$ 167,154,055	$ 147,215,505

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$ 2,038,640	$ 2,209,874	$ 4,303,657	$ 4,214,214
Investment securities, taxable	50,921	25,930	103,929	53,697
FHLB interest and dividends	17,212	2,963	30,168	5,432
Federal funds sold	54,107	77,421	132,548	146,619
Time deposits with other banks	15,476	68,186	36,191	199,665
Total	2,176,356	2,384,374	4,606,493	4,619,627
Interest expense:
Time deposits $100,000 and over	632,288	553,321	1,248,215	1,119,963
Other deposits	284,982	603,548	738,258	1,187,679
Other interest expense	183,234	1,601	336,037	3,765
Total	1,100,504	1,158,470	2,322,510	2,311,407
Net interest income	1,075,852	1,225,904	2,283,983	2,308,220
Provision for loan losses	150,252	192,933	322,241	216,489
Net interest income after provision for loan losses	925,600	1,032,971	1,961,742	2,091,731
Other operating income:
Service charges on deposit accounts	70,065	38,567	116,607	66,312
Residential mortgage application fees	2,555	3,941	3,395	3,941
Gain (loss) on sale of other real estate	(17,158)	40,242	(32,984)	40,242
Other service charges, commission and fees	45,925	13,193	50,177	43,452
Total	101,387	95,943	137,195	153,947
Other operating expenses:
Salaries and employee benefits	530,273	466,826	1,095,924	958,281
Occupancy expense	43,624	40,508	85,914	75,177
Furniture and equipment expense	50,844	34,838	103,450	66,932
Other operating expenses	279,124	201,545	506,307	420,599
Total	903,865	743,717	1,791,595	1,520,989
Income before income taxes	123,122	385,197	307,342	724,689
Income tax expense	48,729	151,215	120,771	284,952
Net income	$ 74,393	$ 233,982	$ 186,571	$ 439,737
Income per share
Basic income per share	$ .03	$ 0.09	$ .07	$ .18
Diluted income per share	$ .03	$ 0.09	$ .07	$ .18

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
For the six months ended June 30, 2008 and 2007
(Unaudited)

	Common Stock			Accumulated Other Comprehen- sive	Retained
	Shares	Amount	Capital Surplus	Income (Loss)	Earnings (Deficit)	Total

Balance, December 31, 2006	1,339,105	$ 6,695,425	$ 5,017,865	$ (14,688)	$ (472,890)	$ 11,225,712
Net income					439,737	439,737

Other comprehensive loss, net of tax				(4,757)		(4,757)

Comprehensive income						434,980
Stock-based employee compensation			57,712			57,712
Proceeds from stock offering	1,339,100	6,695,600	6,494,635			13,190,235
Costs associated with
stock offering			(928,208)			(928,208)

Balance
June 30, 2007	2,678,205	$ 13,391,025	$ 10,642,004	$ (19,445)	$ (33,153)	$ 23,980,431

Balance, December 31, 2007	2,678,205	$ 13,391,025	$ 10,712,540	$ 13,784	$ 356,373	$ 24,473,722
Net income					186,571	186,571

Other comprehensive loss, net of tax				(29,023)		(29,023)

Comprehensive income						157,548
Stock-based
employee compensation			70,536			70,536
Balance
June 30, 2008	2,678,205	$ 13,391,025	$ 10,783,076	$ (15,239)	$ 542,944	$ 24,701,806

See notes to consolidated financial statements

Consolidated Statements of Cash Flows
For the six months ended June 30, 2008 and 2007

(Unaudited)

	For the six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 186,571	$ 439,737
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	322,241	216,489
Depreciation and amortization expense	84,967	82,738
Discount accretion and premium amortization	(2,881)	(2,475)
Deferred income tax benefit (expense)	(93,999)	95,342
Increase in interest receivable	150,269	15,916
Increase (decrease) in interest payable	87,635	(23,090)
Increase in other assets	(30,315)	(42,752)
Decrease in other liabilities	(181,261)	(96,956)
Loss (gain) on sale of other real estate	32,984	(40,242)
Stock based compensation expense	70,536	57,712

Net cash provided by operating activities	626,747	702,419

Cash flows from investing activities:
Purchase of nonmarketable equity securities	(468,400)	(57,000)
Calls and maturities of securities available for sale	236,630	354,612
Net increase in loans receivable	(15,433,943)	(10,533,927)
Proceeds from sale of other real estate	41,230	721,851
Purchases of premises, furniture, and equipment	(306,340)	(696,449)

Net cash used by investing activities	(15,930,823)	(10,210,913)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, interest-bearing transaction accounts and savings accounts	(3,648,164)	1,937,933
Net increase (decrease) in certificates of deposit and other time deposits	13,615,427	(2,740,940)
Net (decrease) increase in borrowed funds	836,829	(11,617,902)
Net increase in advances from FHLB	9,000,000	13,000,000
Proceeds from issuance of common stock, net	-	12,262,027

Net cash provided by financing activities	19,804,092	12,841,118

Net increase in cash and cash equivalents	$ 4,500,016	$ 3,332,624

Cash and cash equivalents, beginning of period	$ 18,460,616	$ 14,464,533

Cash and cash equivalents, end of period	$ 22,960,632	$ 17,797,157

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated to omit disclosures, which would substantially duplicate those contained in Alliance Bank & Trust’s 2007 Annual Report on Form 10KSB. The financial statements as of June 30, 2008 and for the interim periods ended June 30, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Alliance Bank & Trust’s 2007 Annual Report on Form 10-KSB filed with the Federal Deposit Insurance Corporation.

Note 2 – Organization

Alliance Bank & Trust Company (the Bank) was incorporated in North Carolina and commenced business on September 8, 2004. The principal business activity of the Company is to provide commercial banking services to domestic markets, principally in Gaston and Cleveland counties in North Carolina. The Bank is a state-chartered bank, and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

On May 22, 2007, the shareholders of the Bank approved a plan of corporate reorganization under which the Bank became a wholly-owned subsidiary of AB&T Financial Corporation (the Company), which was organized for that purpose by the Bank’s Board of Directors. The authorized common stock of AB&T Financial Corporation is 11,000,000 shares with $1.00 par value and the original authorized preferred stock of AB&T Financial Corporation is 1,000,000 shares with no par value. Pursuant to the reorganization, the Company issued all shares of its common stock in exchange for all of the outstanding common shares of the Bank on May 14, 2008. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Note 3 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Bank on January 1, 2008. Earlier adoption is permitted in 2007 if the Bank also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” The Bank is currently analyzing the fair value option provided under SFAS 159.

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.  Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2008 and June 30, 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Unrealized gains (losses) on securities available for sale	$ (90,333)	$ (19,320)	$ (47,540)	$ (7,792)
Reclassification of (gains) losses recognized in net income	-	-	-	-
Income tax benefit (loss)	35,185	7,525	18,517	3,035

Other comprehensive income (loss)	$ (55,148)	$ (11,795)	$ (29,023)	$ (4,757)

Note 5 – Income per share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.

	Three Months Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$ 74,393	2,678,205	$ 0.03
Effect of dilutive securities
Stock options	-	-
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$ 74,393	2,678,205	$ 0.03
	Three Months ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$ 233,982	2,678,205	$ 0.09
Effect of dilutive securities
Stock options	-	-
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$ 233,982	2,678,205	$ 0.09

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statement

(Unaudited)

	Six Months Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$ 186,571	2,678,205	$ 0.07
Effect of dilutive securities
Stock options	-	-
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$ 186,571	2,678,205	$ 0.07
	Six Months ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$ 439,737	2,448,856	$ 0.18
Effect of dilutive securities
Stock options	-	-
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$ 439,737	2,448,856	$ 0.18

Note 6 - Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries , other securities that are highly liquid and are actively traded in over-the-counter markets and money market funds.

Level 2

Observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bond, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Available-for-sale investment securities ($3,693,718 at June 30, 2008) are the only assets whose fair values are measured on a recurring basis using level 2 inputs. The Company has no assets or liabilities whose fair values are measured on a recurring basis using level 1 or level 3 inputs. The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $1,611,404.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2008 compared to December 31, 2007, and the results of operations for the three and six month periods ended June 30, 2008 and 2007. This discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in the Company’s 2007 Annual Report to Shareholders. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” "plan," and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Federal Deposit Insurance Corporation.

Results of Operations

Net Interest Income

For the three months ended June 30, 2008, net interest income was $1,075,852 as compared to $1,225,904 for the same period in 2007. The average rate paid on interest-bearing liabilities for the three months ended June 30, 2008 and 2007 was 3.58% and 4.66%, respectively. The average rate realized on interest-earning assets was 5.80% and 8.17% for the three months ended June 30, 2008 and 2007, respectively.

The net interest spread was 2.22% and 3.51% for the three month period ended June 30, 2008 and 2007, respectively.

For the six months ended June 30, 2008, net interest income was $2,283,983 as compared to $2,308,220 for the same period in 2007. The average rate paid on interest-bearing liabilities for the six months ended June 30, 2008 and 2007 was 3.54% and 5.07%, respectively. The average rate realized on interest-earning assets was 6.04% and 8.15% for the three months ended June 30, 2008 and 2007, respectively.

The net interest spread was 2.50% and 3.08% for the three month period ended June 30, 2008 and 2007, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management’s judgment is necessary to maintain the allowance for loan losses at an adequate level in relation to the risk of future losses inherent in the loan portfolio. For the three month periods ended June 30, 2008 and 2007 the provision was $150,252 and $192,933, respectively. For the six month periods ended June 30, 2008 and 2007 the provision was $322,241 and $216,489, respectively. It is the position of management that based upon the current economic environment in which the Company is operating, that it is prudent to take an aggressive approach to identifying any potential credit related issues and setting aside additional reserves in a proactive manner. Management feels that the reserve is appropriate to the risks held within the portfolio. On June 30, 2008, there were $770,094 in loans in nonaccrual status. On June 30, 2007, there were $938,052 in loans in nonaccrual status. Based on present information, management believes the allowance for loan losses is adequate at June 30, 2008 and 2007 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses is 1.12% and 1.27% of total loans at June 30, 2008 and 2007, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, including management’s experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company’s net income and, possibly, its capital.

Total noninterest income for the three months ended June 30, 2008 was $101,387 or 5.67% more than total noninterest income for the same period last year. The largest component of noninterest income for the three month period ended June 30, 2008 was service charges on deposit accounts, which totaled $70,065 or 81.67% higher than those for the three month period ended June 30, 2007. This increase was driven largely by the Company’s expanded efforts in the acquisition of retail demand deposit accounts. Residential mortgage application fees were $2,555 and other service charges, commissions and fees were $45,925 for the three month period ended June 30, 2008.

Total noninterest income for the six months ended June 30, 2008 was $137,195 or 10.88% less than total noninterest income for the same period last year. The largest component of noninterest income for the six month period ended June 30, 2008 was service charges on deposit accounts, which totaled $116,607 or 75.85% higher than those for the six month period ended June 30, 2007. Residential mortgage application fees were $3,395 and other service charges, commissions and fees were $50,177 for the six month period ended June 30, 2008. The Company also had a net loss of $32,984 on the sale of other real estate as of June 30, 2008 and a net gain of $40,242 on the sale of other real estate for the same period last year.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2008 was $903,865 or 21.53% higher than total noninterest expense for the same period last year. The primary component of noninterest expense is salaries and benefits, which were $530,273 and $466,826 for the three months ended June 30, 2008 and 2007, respectively. Salaries and benefits increased due to the increase in the number of active employees and the additional expense of accrued bonuses and other benefits. Other operating expenses were $279,124 and $201,545 for the three months ended June 30, 2008 and 2007, respectively.

Total noninterest expense for the six months ended June 30, 2008 was $1,791,595 or 17.79% higher than total noninterest expense for the same period last year. The primary component of noninterest expense is salaries and benefits, which were $1,095,924 and $958,281 for the six months ended June 30, 2008 and 2007, respectively. Other operating expenses were $506,307 and $420,599 for the six months ended June 30, 2008 and 2007, respectively.

Income Taxes

For the three months ended June 30, 2008 and 2007, the effective income tax rate was 39.58% and 39.26%, respectively. The income tax provision was $48,729 for the three months ended June 30, 2008 compared to an income tax provision of $151,215 for the three months ended June 30, 2007.

For the six months ended June 30, 2008 and 2007, the effective income tax rate was 39.30% and 39.32%, respectively. The income tax provision was $120,771 for the six months ended June 30, 2008 compared to an income tax provision of $284,952 for the six months ended June 30, 2007.

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Net Income

The combination of the above factors resulted in net income of $74,393 for the three months ended June 30, 2008 compared to net income of $233,982 for the comparable period in 2007, a decrease of 68.21%.

Net income was $186,571 for the six months ended June 30, 2008 compared to net income of $439,737 for the comparable period in 2007.

Assets and Liabilities

During the first six months of 2008, total assets increased $19,938,550 or 13.54% when compared to December 31, 2007. The primary growth in assets was an increase in loans receivable of $13,849,976 or 11.59% when compared to December 31, 2007. The funding for the growth came from a $9,967,263 increase in deposits and a $9,836,829 increase in borrowed funds and advances from the Federal Home Loan Bank. The growth was a result of the Company’s efforts to establish its presence in its marketplace and continued expansion of its customer base.

Investment Securities

Investment securities totaled $4,994,298 as of June 30, 2008 as compared to $4,807,187 at December 31, 2007. Of this amount, $3,693,718 were designated as available-for-sale. The other investments were nonmarketable equity securities consisting of $1,255,400 in Federal Home Loan Bank stock and a $45,180 investment in Community Bankers Bank stock.

Loans

We experienced loan growth during the first six months of 2008 as we worked to establish our presence in our marketplace. Loans increased $13,849,976, or 11.59%, during the period. As shown below, the largest increase was in real estate – construction loans which increased $5,828,000 or 22.07%, to $32,233,000 at June 30, 2008. Real estate mortgage loans increased $5,221,000, or 6.89%, to $80,970,000. Commercial and industrial loans increased $2,914,000 or 17.94% to $19,156,000 at June 30, 2008. Consumer and other loans decreased $113,024 or 10.03%, to $1,014,402. Balances within the major loans receivable categories as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Real estate – construction	$ 32,233,000	$ 26,405,000
Real estate – mortgage	80,970,000	75,749,000
Commercial and industrial	19,156,000	16,242,000
Consumer and other	1,014,402	1,127,426
Total gross loans	$ 133,373,402	$ 119,523,426

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or the Company’s credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At June 30, 2008 and December 31, 2007, the Company had criticized loans totaling $1,056,586 and $2,020,720, respectively. At June 30, 2008 and December 31, 2007, the Company had classified loans totaling $865,471 and $1,473,793, respectively. At June 30, 2008, the Company had $770,094 or .58% of total gross loans in nonaccrual status.

The following table depicts the activity in the allowance for loan losses for the six months ended June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Balance, January 1	$ 1,370,235	$ 1,190,460
Provision for loan losses for the period	322,241	216,489
Net loans (charged-off) recovered during the period	(197,028)	(112,272)
Balance, June 30	$ 1,495,448	$ 1,294,677
Gross loans outstanding, June 30	$ 133,373,402	$ 101,914,640
Allowance for loan losses to loans outstanding	1.12%	1.27%

Deposits

Total deposits increased $9,967,263 or 9.60%, from December 31, 2007 to $113,752,746 at June 30, 2008. The largest increase was in time deposits $100,000 and over, which increased $16,846,822 or 35.18%, to $64,739,771 at June 30, 2008. This increase in time deposits $100,000 and over is because the Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank (“FHLB”) but do not require collateralization like FHLB borrowings. Expressed in percentages, noninterest-bearing deposits increased 19.64% and interest-bearing deposits increased 9.27%.

Balances within the major deposit categories as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Noninterest-bearing transaction accounts	$ 3,963,700	$ 3,312,975
Interest-bearing transaction accounts	3,962,427	3,308,771
Savings and money market	31,108,087	36,060,632
Time deposits $100,000 and over	64,739,771	47,892,949
Other time deposits	9,978,761	13,210,156
Total deposits	$ 113,752,746	$ 103,785,483

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Liquidity

Liquidity needs are met by the Company through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The Company also has the capacity to pledge certain loans as collateral for additional borrowings from FHLB during times when the comparable interest rate is favorable to the interest rate on deposit products. As of June 30, 2008, the Company’s primary sources of liquidity included federal funds sold totaling $11,375,099 and securities available-for-sale totaling $3,693,718 and advances from the Federal Home Loan Bank of $22,000,000. Of the $22,000,000 in FHLB advances, $9,000,000 will mature within a year, $5,000,000 will mature over one year and $8,000,000 will mature after four years. Lines of credit available through correspondent banks to purchase federal funds totaled $21,400,000 at June 30, 2008.

Capital Resources

Total shareholders' equity increased $228,084 to $24,701,806 at June 30, 2008. This is the result of net income for the period of $186,571, an unrealized loss, net of taxes, in securities available-for-sale of $29,023 and stock based compensation of $70,536.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Company consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The Company’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Company is also required to maintain capital at a minimum level based on adjusted quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The following table summarizes the Company’s risk-based capital at June 30, 2008:

Shareholders' equity	$ 24,701,806
Plus – unrealized (gain) loss on available-for-sale securities	15,239
Tier 1 capital	$ 24,717,045
Plus - allowance for loan losses(1)	1,495,448
Total capital	$ 26,212,493
Risk-weighted assets	$ 132,537,000
Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	18.65%
Total capital (to risk-weighted assets)	19.78%
Leverage ratio	15.63%

     (1) Limited to 1.25% of risk-weighted assets

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Company’s customers at predetermined interest rates for a specified period of time. At June 30, 2008, the Company had issued commitments to extend credit of $16,506,014 through various types of commercial lending arrangements. All of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2008.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Greater Than One Year	Total
Unused commitments to extend credit	$ 47,324	$ 1,509,531	$ 7,897,759	$ 6,971,400	$ 16,426,014
Standby letters of credit	80,000	-	-	-	80,000
Totals	$ 127,324	$ 1,509,531	$ 7,897,759	$ 6,971,400	$ 16,506,014

Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts shown in the table above do not necessarily reflect the Company's need for funds in the periods shown.

The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the financial statements at December 31, 2007 as contained in our 2007 Annual Report to Shareholders. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our financial statements. Refer to the portions of the discussion in this report on Form 10-Q and in our 2007 Annual Report to Shareholders that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

AB&T FINANCIAL CORPORATION

Item 4T.  Controls and Procedures

(a)     Based on their evaluation of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e))

                 as of June 30, 2008, our chief executive officer and chief financial officer concluded that such controls and procedures were effective.

(b)     There was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect,

                the Company’s internal control over financial reporting subsequent to the date of its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on June 30, 2008. Of 2,678,205 entitled to vote at the meeting, 1,861,860 voted. The following matters were voted on at the meeting:

Proposal 1:     To elect five board members each to either one-year, two-year or three-year terms. Votes for each nominee were as follows:

Name	Term	Votes for	Votes withheld
Kenneth Appling	One-year	1,662,202	199,658
Wayne F. Shovelin	One-year	1,662,077	199,783
Joseph H. Morgan	Two-year	1,662,202	199,658
G. William Sudyk	Three-year	1,435,614	426,246
David W. White	Three-year	1,660,952	200,908

Proposal 2:    To approve an amendment to the Company’s 2005 Incentive Stock Option Plan. Votes were as follows:

Votes for	Votes against	Votes withheld
854,895	462,533	8,656

Proposal 3:     To approve an amendment to the Company’s 2005 Nonstatutory Stock Option Plan. Votes were as follows:

Votes for	Votes against	Votes withheld
855,114	460,720	10,250

Proposal 4:     To ratify the appointment of Elliot Davis, PLLC as the Company’s independent registered public accounting firm for 2008. Votes were as follows:

Votes for	Votes against	Votes withheld
1,690,985	1,250	169,625

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification pursuant to 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AB&T FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                           AB&T FINANCIAL CORPORATION

                                                                                                                                  (Registrant)

                                 By:      /s/ G. William Sudyk

                                                 G. William Sudyk

                                                 Chief Executive Officer and President

Date:     August 14, 2008

                                           By:        /s/  Daniel C. Ayscue

                                                                     Daniel C. Ayscue

                                                              Chief Financial Officer

Date:     August 14, 2008

AB&T FINANCIAL CORPORATION

Exhibit Index

Exhibit Number   Description of Exhibit

31.1                    Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2                    Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32                       Certification pursuant to 18 USC 1350 as adopted pursuant to Section 906 of the

                               Sarbanes-Oxley Act of 2002