Form 10-Q
period 2008-09-30
AB&T Financial CORP
filed 2008-11-14
CIK 1435161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to_______

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

NA

(Former address of principal executive offices)
________________________________________________

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of

1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.          YES X   NO__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer___          Accelerated filer___

Non-accelerated filer____ (Do not check if a smaler reporting company)    Smaller reporting company X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act) YES   NO X

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

2,678,205 shares of common stock, $1.00 par value, as of November 12, 2008

AB&T FINANCIAL CORPORATION

INDEX

PART I – FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets – September 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations – Nine months ended September 30, 2008 and 2007
and three months ended September 30, 2008 and 2007	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) -
nine months ended September 30, 2008 and 2007	5

Consolidated Statements of Cash Flows – Nine months ended September 30, 2008 and 2007	6

Notes to Consolidated Financial Statements	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 4T. Controls and Procedures	19

PART II – OTHER INFORMATION

Item 6. Exhibits	21

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AB&T FINANCIAL CORPORATION

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$ 3,398,115	$ 4,233,921
Federal funds sold	16,891,359	14,226,695
Total cash and cash equivalents	20,289,474	18,460,616
Securities available for sale at fair value	3,656,759	3,975,007
Nonmarketable equity securities	1,371,280	832,180
Total investments	5,028,039	4,807,187
Loans receivable	142,193,513	119,523,426
Less allowance for loan losses	(1,646,506)	(1,370,235)
Loans, net	140,547,007	118,153,191
Premises, furniture and equipment, net	4,144,271	3,715,291
Accrued interest receivable	678,922	724,562
Other real estate owned	2,538,508	820,845
Deferred tax asset	567,137	434,457
Other assets	261,465	99,356
Total assets	$174,054,823	$147,215,505
Liabilities
Deposits
Noninterest-bearing transaction accounts	$6,326,934	$3,312,975
Interest-bearing transaction accounts	3,937,059	3,308,771
Savings and money market	24,588,781	36,060,632
Time deposits $100,000 and over	73,278,588	47,892,949
Other time deposits	10,874,044	13,210,156
Total deposits	119,005,406	103,785,483
Borrowed funds	6,519,778	5,610,411
FHLB advances	23,570,000	13,000,000
Accrued interest payable	165,107	80,775
Other liabilities	74,599	265,114
Total liabilities	149,334,890	122,741,783

Shareholders’ equity
Preferred stock, 1,000,000 shares authorized, none issued	-	-
Common stock, $5.00 par value; 10,000,000 shares authorized, issued and outstanding – 2,678,205 at September 30, 2008 and December 31, 2007	13,391,025	13,391,025
Capital surplus	10,818,344	10,712,540
Retained earnings	481,911	356,373
Accumulated other comprehensive income	28,653	13,784
Total shareholders’ equity	24,719,933	24,473,722
Total liabilities and shareholders’ equity	$174,054,823	$147,215,505

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$ 2,134,935	$ 2,382,675	$ 6,438,592	$ 6,596,889
Investment securities, taxable	48,953	30,774	152,882	84,471
FHLB interest and dividends	19,105	3,113	49,273	8,545
Federal funds sold	42,780	88,650	175,328	235,269
Time deposits with other banks	21,778	65,305	57,969	264,970
Total	2,267,551	2,570,517	6,874,044	7,190,144
Interest expense:
Time deposits $100,000 and over	606,891	611,715	1,855,106	1,731,678
Other deposits	254,408	620,006	992,666	1,807,685
Other interest expense	214,962	35,498	550,999	39,263
Total	1,076,261	1,267,219	3,398,771	3,578,626
Net interest income	1,191,290	1,303,298	3,475,273	3,611,518
Provision for loan losses	330,629	204,201	652,870	420,690
Net interest income after provision for loan losses	860,661	1,099,097	2,822,403	3,190,828
Other operating income:
Service charges on deposit accounts	66,422	37,260	183,029	103,572
Residential mortgage application fees	-	798	3,395	4,739
Rental income	-	-	2,400	20,000
Gain (loss) on sale of other real estate	(61,984)	-	(94,968)	40,242
Other service charges, commission and fees	17,339	4,737	65,116	28,189
Total	21,777	42,795	158,972	196,742
Other operating expenses:
Salaries and employee benefits	556,980	479,785	1,652,904	1,438,066
Occupancy expense	55,662	45,261	141,576	120,438
Furniture and equipment expense	52,083	38,169	155,533	105,101
Other operating expenses	315,147	226,730	821,454	647,329
Total	979,872	789,945	2,771,467	2,310,934
Income (loss) before income taxes	(97,434)	351,947	209,908	1,076,636
Income tax expense (benefit)	(36,401)	138,170	84,370	423,122
Net income (loss)	$ (61,033)	$ 213,777	$ 125,538	$ 653,514
Income (loss) per share
Basic income (loss) per share	$ (0.02)	$ 0.08	$ 0.05	$ 0.26
Diluted income (loss) per share	$ (0.02)	$ 0.08	$ 0.05	$ 0.26

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
For the nine months ended September 30, 2008 and 2007
(Unaudited)

	Common Stock			Accumulated Other Comprehen-sive	Retained
	Shares	Amount	Capital Surplus	Income (Loss)	Earnings (Deficit)	Total

Balance, December 31, 2006	1,339,105	$6,695,425	$5,017,865	$(14,688)	$(472,890)	$11,225,712
Net income					653,514	653,514

Other comprehensive loss, net of tax				19,137		19,137

Comprehensive income						672,651
Stock-based employee compensation			92,980			92,980
Proceeds from stock offering	1,339,100	6,695,600	6,494,635			13,190,235
Costs associated with
stock offering			(928,208)			(928,208)

Balance
September 30, 2007	2,678,205	$13,391,025	$10,677,272	$4,449	$180,624	$24,253,370

Balance, December 31, 2007	2,678,205	$13,391,025	$10,712,540	$13,784	$356,373	$24,473,722
Net income					125,538	125,538

Other comprehensive loss, net of tax				14,869		14,869

Comprehensive income						140,407
Stock-based employee
compensation			105,804			105,804
Balance
September 30, 2008	2,678,205	$13,391,025	$10,818,344	$28,653	$481,911	$24,719,933

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007

(Unaudited)

	For the nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$125,538	$653,514
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	652,870	420,690
Depreciation and amortization expense	138,206	106,284
Discount accretion and premium amortization	(1,864)	68,463
Deferred income tax benefit (expense)	(132,681)	95,342
Decrease (increase) in interest receivable	45,640	(107,149)
Increase in interest payable	84,332	105,367
Increase in other assets	(162,109)	(36,876)
Decrease in other liabilities	(200,002)	(105,753)
Loss on sale of other real estate	94,968	-
Stock based compensation expense	105,804	92,980
Net cash provided by operating activities	750,702	1,292,862

Cash flows from investing activities:
Purchase of securities available for sale	-	(1,472,021)
Purchase of nonmarketable equity securities	(809,100)	(417,000)
Sales of nonmarketable equity securities	270,000	-
Calls and maturities of securities available for sale	344,468	1,354,612
Net increase in loans receivable	(25,153,012)	(20,389,451)
Proceeds from sale of other real estate	293,695	-
Purchases of premises, furniture, and equipment	(567,186)	(930,734)
Net cash used by investing activities	(25,621,135)	(21,854,594)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, interest-bearing transaction accounts and savings accounts	(7,829,604)	2,614,435
Net increase in certificates of deposit and other time deposits	23,049,528	7,942,783
Net (decrease) increase in borrowed funds	909,367	8,581,283
Net increase in advances from FHLB	10,570,000	-
Proceeds from issuance of common stock, net	-	12,262,027
Net cash provided by financing activities	26,699,291	31,400,528

Net increase in cash and cash equivalents	$1,828,858	$10,838,796
Cash and cash equivalents, beginning of period	$18,460,616	$14,464,533
Cash and cash equivalents, end of period	$20,289,474	$25,303,329

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated to omit disclosures, which would substantially duplicate those contained in Alliance Bank & Trust’s 2007 Annual Report on Form 10-KSB. The financial statements as of September 30, 2008 and for the interim periods ended September 30, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Alliance Bank & Trust’s 2007 Annual Report on Form 10-KSB filed with the Federal Deposit Insurance Corporation.

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

On May 22, 2007, the shareholders of the Bank approved a plan of corporate reorganization under which the Bank became a wholly-owned subsidiary of AB&T Financial Corporation (the Company), which was organized for that purpose by the Bank’s Board of Directors. The authorized common stock of AB&T Financial Corporation is 10,000,000 shares with $1.00 par value and the original authorized preferred stock of AB&T Financial Corporation is 1,000,000 shares with no par value. Pursuant to the reorganization, the Company issued all shares of its common stock in exchange for all of the outstanding common shares of the Bank on May 14, 2008. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Note 3 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Bank also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” The Bank is currently analyzing the fair value option provided under SFAS 159.

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

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after

November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting. The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 6) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine month periods ended September 30, 2008 and September 30, 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Unrealized gains (losses) on securities available for sale	$ 71,896	$ 39,140	$ 24,356	$ 31,348
Reclassification of (gains) losses recognized in net income	-	-	-	-
Income tax	(28,003)	(15,245)	(9,487)	(12,211)

Other comprehensive income	$ 43,893	$ 23,895	$ 14,869	$ 19,137

Note 5 – Income per share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.

                                                                                                 Three months ended September 30, 2008

	Income (Numerator)	Shares(Denominator)	Per Share Amount
Basic earnings per share
Income (loss) available to common shareholders	($61,033)	2,678,205	($.02)
Effect of dilutive securities
Stock options	-	-
Dilutive earnings per share
Income (loss) available to common shareholders plus assumed conversions	($61,033)	2,678,205	($.02)

                                                                                                     Three months ended September 30, 2007

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$ 213,777	2,678,205	$.08
Effect of dilutive securities
Stock options	-	-
Dilutive earnings per share
Income available to common shareholders plus assumed conversions	$ 213,777	2,678,205	$.08

AB&T FINANCIAL CORPORATION

                Nine months ended September 30, 2008

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$ 125,538	2,678,205	$.05
Effect of dilutive securities
Stock options	-	-
Dilutive earnings per share
Income available to common shareholders plus assumed conversions	$ 125,538	2,678,205	$.05

                                                                                                      Nine months ended September 30, 2007

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$ 653,514	2,526,146	$.26
Effect of dilutive securities
Stock options	-	-
Dilutive earnings per share
Income available to common shareholders plus assumed conversions	$ 653,514	2,526,146	$.26

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

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

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries, other securities that are highly liquid and are actively traded in over-the-counter markets and money market funds.

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

Available-for-sale investment securities ($3,656,759 at September 30, 2008) are the only assets whose fair values are measured on a recurring basis using level 2 inputs. The Company has no assets or liabilities whose fair values are measured on a recurring basis using level 1 or level 3 inputs. The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $3,145,607.

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

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2008 compared to December 31, 2007, and the results of operations for the three and nine month periods ended September 30, 2008 and 2007. This discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in the Company’s 2007 Annual Report to Shareholders. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” "plan," and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Federal Deposit Insurance Corporation through May 22, 2008. All filings after May 22, 2008 have been through the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the three months ended September 30, 2008, net interest income was $1,191,290 as compared to $1,303,298 for the same period in 2007. The average rate paid on interest-bearing liabilities for the three months ended September 30, 2008 and 2007 was 3.24% and 4.73%, respectively. The average rate realized on interest-earning assets was 5.84% and 8.34% for the three months ended September 30, 2008 and 2007, respectively.

The net interest spread was 2.60% and 3.61% for the three month period ended September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008, net interest income was $3,475,273 as compared to $3,611,518 for the same period in 2007. The average rate paid on interest-bearing liabilities for the nine months ended September 30, 2008 and 2007 was 3.34% and 5.06%, respectively. The average rate realized on interest-earning assets was 6.17% and 8.34% for the nine months ended September 30, 2008 and 2007, respectively.

The net interest spread was 2.83% and 3.28% for the nine month period ended September 30, 2008 and 2007, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management’s judgment is necessary to maintain the allowance for loan losses at an adequate level in relation to the risk of future losses inherent in the loan portfolio. For the three month periods ended September 30, 2008 and 2007 the provision was $330,629 and $204,201, respectively. For the nine month periods ended September 30, 2008 and 2007 the provision was $652,870 and $420,690, respectively. It is the position of management that based upon the current economic environment in which the Company is operating, that it is prudent to take an aggressive approach to identifying any potential credit related issues and setting aside additional reserves in a proactive manner. Management feels that the reserve is appropriate to the risks held within the portfolio. On September 30, 2008, there were $1,594,204 in loans in nonaccrual status. On September 30, 2007, there were $821,179 in loans in nonaccrual status. Based on present information, management believes the allowance for loan losses is adequate at September 30, 2008 and 2007 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses is 1.16% and 1.26% of total loans at September 30, 2008 and 2007, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, including management’s experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company’s net income and, possibly, its capital.

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Noninterest Income

Total noninterest income for the three months ended September 30, 2008 was $21,777 or 49% less than total noninterest income for the same period last year. The largest component of noninterest income for the three month period ended September 30, 2008 was service charges on deposit accounts, which totaled $66,422 or 78% higher than those for the three month period ended September 30, 2007. This increase was driven largely by the Company’s expanded efforts in the acquisition of retail demand deposit accounts. There was no rental income for the three months ended September 30, 2008 and 2007. Loss on the sale of other real estate was $61,984 for the three months ended September 30, 2008 as opposed to zero gain or loss on the sale of other real estate for the same period last year.

Total noninterest income for the nine months ended September 30, 2008 was $158,972 or 19% less than total noninterest income for the same period last year. The largest component of noninterest income for the nine month period ended September 30, 2008 was service charges on deposit accounts, which totaled $183,029 or 77% higher than those for the nine month period ended September 30, 2007. Residential mortgage application fees were $3,395 and other service charges, commissions and fees were $65,116 for the nine month period ended September 30, 2008. The Company also had a net loss of $94,968 on the sale of other real estate as of September 30, 2008 and a net gain of $40,242 on the sale of other real estate for the same period last year.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2008 was $979,872 or 24% higher than total noninterest expense for the same period last year. The primary component of noninterest expense is salaries and benefits, which were $556,980 and $479,785 for the three months ended September 30, 2008 and 2007, respectively. Salaries and benefits increased due to the increase in the number of active employees and the additional expense of accrued bonuses and other benefits. Other operating expenses were $315,147 and $226,730 for the three months ended September 30, 2008 and 2007, respectively.

Total noninterest expense for the nine months ended September 30, 2008 was $2,771,467 or 20% higher than total noninterest expense for the same period last year. The primary component of noninterest expense is salaries and benefits, which were $1,652,904 and $1,438,066 for the nine months ended September 30, 2008 and 2007, respectively. Other operating expenses were $821,454 and $647,329 for the nine months ended September 30, 2008 and 2007, respectively.

Income Taxes

For the three months ended September 30, 2008 and 2007, the effective income tax rate was 37.36% and 39.26%, respectively. The income tax benefit was $36,401 for the three months ended September 30, 2008 compared to an income tax provision of $138,170 for the three months ended September 30, 2007.

For the nine months ended September 30, 2008 and 2007, the effective income tax rate was 40.19% and 39.30%, respectively. The income tax provision was $84,370 for the nine months ended September 30, 2008 compared to an income tax provision of $423,122 for the nine months ended September 30, 2007.

Net Income

The combination of the above factors resulted in net loss of $61,033 for the three months ended September 30, 2008 compared to net income of $213,777 for the comparable period in 2007, a decrease of 129%.

Net income was $125,538 for the nine months ended September 30, 2008 compared to net income of $653,514 for the comparable period in 2007.

Assets and Liabilities

During the first nine months of 2008, total assets increased $26,839,318 or 18.23% when compared to December 31, 2007. The primary growth in assets was an increase in loans receivable of $22,670,087 or 18.97% when compared to December 31, 2007. The funding for the growth came from a $15,219,923 increase in deposits and a $10,570,000 increase in advances from the Federal Home Loan Bank. The growth was a result of the Company’s efforts to establish its presence in its marketplace and continued expansion of its customer base.

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Investment Securities

Investment securities totaled $5,028,039 as of September 30, 2008 as compared to $4,807,187 at December 31, 2007. Of this amount, $3,656,759 were designated as available-for-sale. The other investments were nonmarketable equity securities consisting of $1,326,100 in Federal Home Loan Bank stock and a $45,180 investment in Community Bankers Bank stock.

Loans

We experienced loan growth during the first nine months of 2008 as we worked to establish our presence in our marketplace. Loans increased $22,670,087, or 18.97%, during the period. As shown below, the largest increase was in real estate – mortgage loans which increased $16,089,000 or 21.24%, to $91,838,000 at September 30, 2008. Real estate - construction loans increased $4,248,000, or 16.09%, to $30,653,000. Commercial and industrial loans increased $2,452,000 or 15.10% to $18,694,000 at September 30, 2008. Consumer and other loans decreased $118,000 or 10.47%, to $1,008,513. Balances within the major loans receivable categories as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Real estate – construction	$30,653,000	$26,405,000
Real estate – mortgage	91,838,000	75,749,000
Commercial and industrial	18,694,000	16,242,000
Consumer and other	1,008,513	1,127,426
Total gross loans	$142,193,513	$119,523,426

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or the Company’s credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At September 30, 2008 and December 31, 2007, the Company had criticized loans totaling $1,480,100 and $2,020,720, respectively. At September 30, 2008 and December 31, 2007, the Company had classified loans totaling $5,335,136 and $1,473,793, respectively. At September 30, 2008, the Company had $1,594,204 or 1.12% of total gross loans in nonaccrual status.

The following table depicts the activity in the allowance for loan losses for the nine months ended September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Balance, January 1	$1,370,235	$1,190,460
Provision for loan losses for the period	652,870	420,690
Net loans (charged-off) recovered during the period	(376,599)	(195,046)
Balance, September 30	$1,646,506	$1,416,104
Gross loans outstanding, September 30	$142,193,513	$112,357,315
Allowance for loan losses to loans outstanding	1.16%	1.26%

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Deposits

Total deposits increased $15,219,923 or 14.66%, from December 31, 2007 to $119,005,406 at September 30, 2008. The largest increase was in time deposits $100,000 and over, which increased $25,385,639 or 53%, to $73,278,588 at September 30, 2008. This increase in time deposits $100,000 and over is a combination of the Company's increased marketing efforts in the local market for deposits as well as the utilization of brokered certificates of deposits as funding sources. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank (“FHLB”) but do not require collateralization like FHLB borrowings. Expressed in percentages, noninterest-bearing deposits increased 90.97% and interest-bearing deposits increased 12.15%.

Balances within the major deposit categories as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Noninterest-bearing transaction accounts	$ 6,326,934	$ 3,312,975
Interest-bearing transaction accounts	3,937,059	3,308,771
Savings and money market	24,588,781	36,060,632
Time deposits $100,000 and over	73,278,588	47,892,949
Other time deposits	10,874,044	13,210,156
Total deposits	$119,005,406	$103,785,483

Advances from Federal Home Loan Bank

During the third quarter 2008, the Bank borrowed $7,570,000 from the Federal Home Loan Bank of Atlanta (FHLB) in order to fund loans and general liquidity purposes.  The $4,570,000 FHLB advance will mature July 28, 2009 and the $3,000,000 FHLB advance will mature August 28, 2009.  The advances have fixed interest rates of 3.04% and 3.02%, respectively.

Liquidity

Liquidity needs are met by the Company through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The Company also has the capacity to pledge certain loans as collateral for additional borrowings from FHLB during times when the comparable interest rate is favorable to the interest rate on deposit products. As of September 30, 2008, the Company’s primary sources of liquidity included federal funds sold totaling $16,891,359 and securities available-for-sale totaling $3,656,759 and advances from the Federal Home Loan Bank of $23,570,000. Of the $23,570,000 in FHLB advances, $10,570,000 will mature within a year, $5,000,000 will mature over one year and $8,000,000 will mature after three years. Lines of credit available through correspondent banks to purchase federal funds totaled $15,400,000 at September 30, 2008.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions that will qualify as Tier I capital. Based on our risk-weighted assets as of September 30, 2008, we may be eligible to issue up to $4.2 million in new senior preferred stock under the program. We are evaluating whether to participate in the Capital Purchase Program. Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Capital Resources

Total shareholders' equity increased $246,211 to $24,719,933 at September 30, 2008. This is the result of net income for the period of $125,538, an unrealized gain, net of taxes, in securities available-for-sale of $14,869 and stock based compensation of $105,804.

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the company and the bank exceeded their minimum regulatory capital ratios as of September 30, 2008 as well as the ratios to be considered "well capitalized."

The following table summarizes the Bank’s risk-based capital at September 30, 2008:

Shareholders' equity	$ 24,719,933
Plus – unrealized (gain) loss on available-for-sale securities	(28,653)
Tier 1 capital	$ 24,691,280
Plus - allowance for loan losses(1)	1,646,506
Total capital	$ 26,337,786
Risk-weighted assets	$ 141,369,000
Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	17.47%
Total capital (to risk-weighted assets)	18.63%
Leverage ratio	15.16%

(1) Limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Company’s customers at predetermined interest rates for a specified period of time. At September 30, 2008, the Company had issued commitments to extend credit of $17,565,775 through various types of commercial lending arrangements. All of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2008.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Greater Than One Year	Total
Unused commitments to extend credit	$ 5,761	$ 2,544,020	$ 7,140,463	$ 7,795,836	$ 17,486,080
Standby letters of credit	79,695	-	-	-	79,695
Totals	$ 85,456	$ 2,544,020	$ 7,140,463	$ 7,795,836	$ 17,565,775

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

AB&T FINANCIAL CORPORATION

Item 4T.  Controls and Procedures

(a)     Based on their evaluation of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of September 30, 2008, our chief executive officer and chief financial officer concluded that such controls and procedures were effective.

(b)     There was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
32	Certification pursuant to 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AB&T FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AB&T FINANCIAL CORPORATION

                  (Registrant)

                                                              By:    /s/ Daniel C. Ayscue

Daniel C. Ayscue
                                                                             Interim President and Chief Financial Officer

Date:   November 14, 2008