Form 10-K
period 2008-12-31
AB&T Financial CORP
filed 2009-03-30
CIK 1435161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______.

Commission File Number:     000-53249

AB&T FINANCIAL CORPORATION

(Exact Name of Registrant as specified in its charter)

NORTH CAROLINA	26-2588442
(State of Incorporation)	(I.R.S. Employer Identification No.)

292 West Main Avenue, Gastonia, North Carolina                                                                28052

     (Address of Principal Office)                                                                                                                                      (Zip Code)

Registrant's telephone number, including area code: (704) 867-5828

Securities registered pursuant to Section 12(g) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $1.00 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
[ ] Yes          [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes          [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes     [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	|_|	Accelerated filer	|_|
Non-accelerated filer	|_| (Do not check if a smaller reporting company)	Smaller reporting company	|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $13,993,662

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 2,668,205 shares of common stock outstanding as of March 30, 2009

Documents Incorporated by Reference:

None

Part I

Item 1.     Business

General

Alliance Bank & Trust Company (the “Bank”) was incorporated on September 7, 2004, as a North Carolina-chartered commercial bank. The Bank opened for business on September 8, 2004 at 285 West Main Avenue, Gastonia, North Carolina. As of December 31, 2008, the Bank operated a commercial branch facility at 412 South Dekalb Street, Shelby, North Carolina, 916 East Garrison Boulevard, Gastonia, North Carolina, 209 South Battleground Avenue, Kings Mountain, North Carolina and its administrative office at 292 West Main Avenue. The Bank operates for the primary purpose of serving the banking needs of individuals and small to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans and other associated services.

On May 22, 2007, the shareholders of the Bank approved a plan of corporate reorganization under which the Bank became a wholly-owned subsidiary of AB&T Financial Corporation (the “Registrant” or the “Company”), which was organized for that purpose by the Bank’s Board of Directors. The authorized common stock of AB&T Financial Corporation is 11,000,000 shares with $1.00 par value and the original authorized preferred stock of AB&T Financial Corporation is 1,000,000 shares with no par value. Pursuant to the reorganization, the Company issued all shares of its common stock in exchange for all of the outstanding common shares of the Bank on May 14, 2008. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

The Company applied and was approved for participation in the “TARP” Capital Purchase Program in late 2008. On January 23, 2009, the Company issued and sold to the Treasury (1) 3,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant to purchase 80,153 shares of the Company’s common stock for an aggregate purchase price of $3.5 million in cash. The preferred stock qualifies as Tier 1 capital.

Merger

On February 16, 2009, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with 1st Financial Services Corporation (1st Financial) pursuant to which the Company will merge with and into 1st Financial (the Merger). The Board of Directors of the Company approved the Merger Agreement and the transactions contemplated in it on February 12, 2009. The Board of Directors of 1st Financial approved the Merger Agreement and the transactions contemplated in it on February 13, 2009. Upon the consummation of the Merger, each share of the Common Stock of the Company issued and outstanding at the effective time of the merger will be converted into and exchanged for the right to receive 1.175 shares of the Common Stock of 1st Financial. Each share of preferred stock of the Company issued and outstanding at the effective time of the Merger shall be converted into and exchanged for the right to receive one share of the preferred stock of 1st Financial. Options to purchase shares of the Company Stock will be converted into options to purchase shares of 1st Financial Stock based on the exchange ratio. The outstanding warrants to purchase shares of the Company common stock will be converted into warrants to purchase shares of 1st Financial common stock based on the exchange ratio. The Merger is intended to constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended.

Primary Market Area

The Registrant's Primary Market Area (“PMA”) consists of Gaston and Cleveland Counties. The PMA has a population of over 300,000 with an average median household income of over $39,000.

At June 30, 2008, total deposits in the Registrant’s PMA exceeded $3.5 billion. In the fourth quarter 2008, the PMA reported moderate levels of unemployment (10.2% in Gaston County and 10.7% in Cleveland County) compared to state and national averages (7.7% and 6.6%, respectively). The leading economic components of Gaston and Cleveland Counties are manufacturing, services and retail trade. The largest employers in the Registrant’s PMA include Caromont Health, Gaston County Schools, Wal-Mart Distribution Center, Wix Filtration Corp., Pharr Yarns, Sara Lee Corp., Cleveland Regional Medical Center, PPG Industries, Freightliner, Gaston County Administration and Gardner-Webb University.

Competition

Commercial banking in North Carolina is extremely competitive with state laws long permitting statewide branching. In its market area, the Registrant competes directly for deposits with other commercial banks, savings and loan associations, agencies issuing U. S. Government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Registrant competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders that do business in its market area. The most recent current data for the Registrant’s PMA indicates that there are 90 offices of commercial banks and savings institutions (58 in Gaston County and 32 in Cleveland County).

Employees

The Registrant and the bank currently employ 31 full-time employees and one part-time employee. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

Regulation

Regulation of the Bank

The Bank is extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Registrant and the Bank.

State Law. The Bank is subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Bank. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. The Bank’s deposits are insured up to applicable limits, currently $250,000, by the Deposit Insurance Fund, or DIF, of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessment.

The FDIC recently amended its risk-based deposit assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, or the Reform Act. Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, was expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and for the period effective January 1, 2009 through March 31, 2009 (payment dated June 30, 2009 based on March 31, 2009 data) range from 12 to 14 basis points for the healthiest institutions (Risk Category I) to 50 basis points of assessable deposits for the riskiest (Risk Category IV). Effective April 1, 2009, the FDIC has introduced three adjustments that could be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The new rates will range from 7 to 24 basis points for the healthiest institutions (Risk Category I) to 43 to 77.5 basis points of assessable deposits for the riskiest (Risk Category IV).

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA). The EESA established two major initiative programs; the Capital Purchase Program (CPP) and the Temporary Liquidity Program (TLG). The TLG provided for two separate FDIC guarantee programs in which the Company chose to participate. For the first program, the FDIC will guarantee newly issued senior unsecured debt issued between October 14, 2008, and June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. The amount of debt covered by the guarantee may not exceed 125 percent of debt that was outstanding as of September 30, 2008 and scheduled to mature before June 30, 2009. If an insured depository institution had no eligible debt outstanding at September 30, 2008, the debt guarantee limit was established at 2% of total liabilities at September 30, 2008. For eligible debt issued on or before June 30, 2009, coverage would only be provided until June 30, 2012, even if the liability has not matured. The second program guarantees non-interest bearing transaction accounts to an unlimited amount. Additional assessment fees apply to funds guaranteed under these programs.

For eligible senior unsecured debt, an annualized fee will be collected equal to 75 basis points multiplied by the amount of debt guaranteed under this program. The Company has not issued any debt under this program. For non-interest bearing transaction deposit accounts, a 10 basis point surcharge on the institution’s current assessment rate would be applied to deposits not otherwise covered by the existing deposit insurance limit of $250,000. Fees for the 10 basis point surcharge on the non-interest bearing transaction accounts over $250,000 will be collected through the normal assessment cycle. The Company anticipates paying assessments under this program.

On February 27, 2009, the FDIC proposed amendments to the restoration plan for the DIF.  This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009.  The assessment is proposed to be collected on September 30, 2009.  The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance. Based on average deposits for the fourth quarter, this special assessment, if implemented as proposed, would equal approximately $374,000.  This special assessment, if implemented as proposed, will have a significant impact on the results of operations of the Company for 2009.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

The FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits, in contrast to the statutorily fixed ratio of 1.25% under the old system. The ratio, which is viewed by the FDIC as the level that the funds should achieve, was established by the agency at 1.25% for 2007. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk- adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2008, the Bank was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 18.04% and 19.21%, respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management include a measurement of oversight by senior management and the board of directors, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the “Federal Deposit Insurance Corporation Improvement Act of 1991” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. The FDIC Improvement Act provides for, among other things:

-	publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

      -         the establishment of uniform accounting standards by federal banking agencies,

-

the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

-	additional grounds for the appointment of a conservator or receiver, and

-	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

The FDIC Improvement Act also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of the FDIC Improvement Act is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to the FDIC Improvement Act, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

The FDIC Improvement Act provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. The FDIC Improvement Act also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA PATRIOT Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions.

Community Reinvestment Act. The Registrant is subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency’s assessment of the Registrant’s record is made available to the public. Such an assessment is required of any bank which has applied for any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

Under CRA regulations, banks with assets of less than $250,000,000 that are independent or affiliated with a holding company with total banking assets of less than $1 billion, are subject to streamlined small bank performance standards and much less stringent data collection and reporting requirements than larger banks. The agencies emphasize that small banks are not exempt from CRA requirements. The streamlined performance method for small banks focuses on the bank’s loan-to-deposit ratio, adjusted for seasonal variations and as appropriate, other lending-related activities, such as loan originations for sale to secondary markets or community development lending or qualified investments; the percentage of loans and, as appropriate, other lending-related activities located in the Registrant’s assessment areas; the Registrant’s record of lending to and, as appropriate, other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; the geographic distribution of the Registrant’s loans given its assessment areas, capacity to lend, local economic conditions, and lending opportunities; and the Registrant’s record of taking action, if warranted, in response to written complaints about its performance in meeting the credit needs of its assessment areas.

Regulatory agencies will assign a composite rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance” to the institution using the foregoing ground rules. A bank’s performance need not fit each aspect of a particular rating profile in order for the bank to receive that rating; exceptionally strong performance with respect to some aspects may compensate for weak performance in others, and the bank’s overall performance must be consistent with safe and sound banking practices and generally with the appropriate rating profile. To earn an outstanding rating, the bank first must exceed some or all of the standards mentioned above. The agencies may assign a “needs to improve” or “substantial noncompliance” rating depending on the degree to which the bank has failed to meet the standards mentioned above.

The regulation further states that the agencies will take into consideration these CRA ratings when considering any application and that a bank’s record of performance may be the basis for denying or conditioning the approval of an application.

Miscellaneous. The dividends that may be paid by the Bank are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless a bank’s capital surplus is at least 50% of its paid-in capital.

The earnings of the Bank will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank’s operations.

Regulation of the Registrant

Federal Regulation. The Registrant is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

The Registrant is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for the Registrant to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than five percent of any class of voting shares of such bank or bank holding company.

The merger or consolidation of the Bank with another bank, or the acquisition by the Registrant of assets of another bank, or the assumption of liability by the Registrant to pay any deposits in another bank, will require the prior written approval of the primary federal bank regulatory agency of the acquiring or surviving bank under the federal Bank Merger Act. The decision is based upon a consideration of statutory factors similar to those outlined above with respect to the Bank Holding Company Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the Bank Holding Company Act and/or the North Carolina Banking Commission may be required.

The Registrant is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Registrant’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” and “well managed” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

The status of the Registrant as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

- making or servicing loans;

- performing certain data processing services;

- providing discount brokerage services;

- acting as fiduciary, investment or financial advisor;

- leasing personal or real property;

           - making investments in corporations or projects designed primarily to promote community welfare; and

           - acquiring a savings and loan association.

In evaluating a written notice of such an acquisition, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the notifying bank holding company and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of such company. The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. The required notice period may be extended by the Federal Reserve Board under certain circumstances, including a notice for acquisition of a company engaged in activities not previously approved by regulation of the Federal Reserve Board. If such a proposed acquisition is not disapproved or subjected to conditions by the Federal Reserve Board within the applicable notice period, it is deemed approved by the Federal Reserve Board.

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve Board considers to be closely related to banking.

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Registrant has not yet elected to become a financial holding company.

Under the Modernization Act, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The economic and operational effects of this new legislation on public companies, including us, is significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we are presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

Recent Regulatory Initiatives. Beginning in late 2008 and continuing into 2009, the federal government took sweeping actions in response to the deepening economic recession. As mentioned above, President Bush signed the Emergency Economic Stabilization Act of 2008 or “EESA” into law on October 3, 2008. Pursuant to EESA, the Department of the Treasury created the Troubled Asset Relief Program or “TARP” for the purpose of stabilizing the U.S. financial markets. On October 14, 2008, the Treasury announced the creation of the TARP Capital Purchase Program. The Capital Purchase Program was designed to invest up to $250 billion (later increased to $350 billion) in certain eligible financial institutions in the form of nonvoting senior preferred stock initially paying quarterly dividends at a five percent annual rate. In connection with its investment in senior preferred stock, the Treasury also received ten-year warrants to purchase common shares of participating institutions.

The Company applied and was approved for participation in the Capital Purchase Program in late 2008. On January 23, 2009, the Company issued and sold to the Treasury (1) 3,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant to purchase 80,153 shares of the Company’s common stock for an aggregate purchase price of $3.5 million in cash. The preferred stock qualifies as Tier 1 capital.

As a result of its participation in the Capital Purchase Program, the Company has become subject to a number of new regulations and restrictions. The ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration shares of its common stock is subject to restrictions. The Company is also required to have in place certain limitations on the compensation of its senior executive officers.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 into law. This law includes additional restrictions on executive compensation applicable to the Company as a participant in the TARP Capital Purchase Program.

For additional information about this transaction and the Company’s participation in the Capital Purchase Program, please see Note 22 to the Company’s audited consolidated financial statements included with this report and the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2009.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

-      a leverage capital requirement expressed as a percentage of adjusted total assets;

-      a risk-based requirement expressed as a percentage of total risk-weighted assets; and

           -      a Tier 1 leverage requirement expressed as a percentage of adjusted total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others. As of December 31, 2008, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 18.04% and 19.21%, respectively.

The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

Source of Strength for Subsidiaries. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Registrant’s ability to pay cash dividends depends upon the cash dividends the Registrant receives from the Bank. At present, the Registrant’s only source of income is dividends paid by the Bank and interest earned on any investment securities the Registrant holds. The Registrant must pay all of its operating expenses from funds it receives from the Bank. Therefore, shareholders may receive dividends from the Registrant only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Bank to us will likely be limited to amounts needed to pay any separate expenses of the Registrant and/or to make required payments on our debt obligations, including the interest payments on our junior subordinated debt.

The FDIC Improvement Act requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994, to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. In 1995, the agencies adopted regulations requiring as part of the assessment of an institution’s capital adequacy the consideration of (a) identified concentrations of credit risks, (b) the exposure of the institution to a decline in the value of its capital due to changes in interest rates and (c) the application of revised conversion factors and netting rules on the institution’s potential future exposure from derivative transactions.

In addition, the agencies in September 1996 adopted amendments to their respective risk-based capital standards to require banks and bank holding companies having significant exposure to market risk arising from, among other things, trading of debt instruments, (1) to measure that risk using an internal value-at-risk model conforming to the parameters established in the agencies’ standards and (2) to maintain a commensurate amount of additional capital to reflect such risk. The new rules were adopted effective January 1, 1997, with compliance mandatory from and after January 1, 1998.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Registrant, and any subsidiary of the Registrant and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under the FDIC Improvement Act.

Interstate Branching

Under the Riegle-Neal Interstate Banking and Branching Act (the “Riegle-Neal Act”), the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle-Neal Act. These mergers are also subject to similar aging and deposit concentration limits.

North Carolina “opted-in” to the provisions of the Riegle-Neal Act. Since July 1, 1995, an out-of-state bank that did not already maintain a branch in North Carolina was permitted to establish and maintain a de novo branch in North Carolina, or acquire a branch in North Carolina, if the laws of the home state of the out-of-state bank permit North Carolina banks to engage in the same activities in that state under substantially the same terms as permitted by North Carolina. Also, North Carolina banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in North Carolina of a merged North Carolina bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger.

We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

ITEM 2.          Properties

The following table sets forth the location of the Registrant’s banking offices or properties, as well as certain information relating to these properties to date.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased

Administrative Office 292 W. Main Ave. Gastonia, NC 28052	2006	10,000	Own
Gastonia Office 2227 Union Rd. Gastonia, NC 28054	2008	2,737	Own
Shelby Branch 412 S. DeKalb St. Shelby, NC 28150	2006	3,800	Own
Kings Mountain Branch 209 South Battleground Ave. Kings Mountain, NC 28086	2008	2,650	Lease
Proposed Branch King Street Kings Mountain, NC 28086	NA	NA	NA
Proposed Branch 405 Beatty Drive Mt Holly, NC 28120	NA	NA	NA

Item 3.          Legal Proceedings

There are no pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject other than routine litigation that is incidental to its business.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

Part II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is traded on the Over The Counter Bulletin Board under the symbol “ABTO.” The Registrant’s stock is considered thinly traded with low volume trades occurring infrequently.

 Known stock trading prices:

	High	Low
2008
First quarter	$9.70	$6.75
Second quarter	8.25	7.00
Third quarter	8.40	5.50
Fourth quarter	7.50	4.00

2007
First quarter	$12.45	$9.00
Second quarter	11.50	9.75
Third quarter	10.50	8.65
Fourth quarter	10.50	9.50

As of December 31, 2008, there were 683 record holders of the Registrant’s Common Stock.

As a bank holding company that does not engage in separate business activities of a material nature, the Registrant’s ability to pay cash dividends depends upon the cash dividends the Registrants receives from the Bank. As a state-chartered bank subject to North Carolina banking law, the Bank may not pay cash dividends to the Registrant unless the Bank's capital surplus is at least 50% of its paid-in capital. Further, the Bank may only pay dividends out of retained earnings. At December 31, 2008, the Bank had a retained deficit of $157,424.

See Item 11 of this report for disclosure regarding securities authorized for issuance under equity compensation plans.

 ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion describes our results of operations for 2008 as compared to 2007, and 2007 as compared to 2006, and also analyzes our financial condition as of December 31, 2008 as compared to December 31, 2007. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance in 2007 and 2008 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis” table to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

Naturally, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the "Provision and Allowance for Loan Losses" section, we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the "Noninterest Income and Expense" section.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Selected Financial Data

The following selected financial data for the years ended December 31, 2008 and 2007 is derived from the consolidated financial statements and other data of AB&T Financial Corporation. The selected financial data should be read in conjunction with the Registrant’s financial statements, including the accompanying notes, included elsewhere herein.

	2008	2007
Income Statement Data:
Interest income	$8,809,686	$9,865,882
Interest expense	4,566,709	4,934,551
Net interest income	4,242,977	4,931,331
Provision for loan losses	1,312,969	572,898
Net interest income after provision for loan losses	2,930,008	4,358,433
Noninterest income	147,478	247,951
Noninterest expense	3,866,169	3,248,333
Income (loss) before income taxes	(788,683)	1,358,051
Income tax (benefit) expense	(274,886)	528,788
Net Income (loss)	$(513,797)	$829,263

Balance Sheet Data:
Assets	$170,310,305	$147,215,505
Earning assets	162,072,092	141,856,910
Securities (1)	6,009,494	4,807,187
Loans (2)	139,670,266	119,523,426
Allowance for loan losses	1,935,702	1,370,235
Deposits	121,318,018	103,785,483
Shareholders’ equity	24,194,101	24,473,722

Per-Share Data:
Earnings per share – basic	$(0.19)	$0.32
Earnings per share – diluted	(0.19)	0.32
Book value (period end)	9.03	9.13
_____________________

(1)   Marketable securities are all available for sale and recorded at their fair market value. Nonmarketable securities totaling $1,371,280 and $832,180 are included for 2008 and 2007, respectively.  These securities are recorded at cost.

   (2)   Loans are stated at gross amounts before allowance for loan losses.

Basis of Presentation

The following discussion should be read in conjunction with the preceding “Selected Financial Data” and the Company’s Financial Statements and the Notes thereto and the other financial data included elsewhere in this Annual Report. The financial information provided in certain tables below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report.

General

AB&T Financial Corporation and Alliance Bank and Trust are headquartered in Gastonia, North Carolina. The principal business activity of the Bank is to provide banking services to domestic markets, principally in the Gastonia and Shelby, North Carolina metropolitan area. Our deposits are insured by the Federal Deposit Insurance Corporation.

In 2004, the Bank completed an initial public offering of its common stock in which it sold a total of 1,065,030 shares of common stock at $11.00 per share. Proceeds of the offering were used to pay organizational costs and provide the initial capital for the Bank.

In January 2007, the Bank completed a secondary offering of its common stock in which it sold a total of 1,339,100 shares of its common stock at an offering price of $9.85 per share. Gross proceeds from the offering were $13,190,135, less offering expenses of $928,111. Proceeds from the offering were used to support the growth of the Bank.

On May 22, 2007, the shareholders of the Bank approved a plan of corporate reorganization under which the Bank became a wholly owned subsidiary of AB&T Financial Corporation, which was organized for that purpose by the Bank’s board of directors. Pursuant to the reorganization, the Company issued all shares of its common stock in exchange for all of the outstanding common shares of the Bank on May 14, 2008.

On February 16, 2009, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with 1st Financial Services Corporation (1st Financial) pursuant to which the Company will merge with and into 1st Financial (the Merger). The Board of Directors of the Company approved the Merger Agreement and the transactions contemplated in it on February 12, 2009. The Board of Directors of 1st Financial approved the Merger Agreement and the transactions contemplated in it on February 13, 2009. Upon the consummation of the Merger, each share of the Common Stock of the Company issued and outstanding at the effective time of the merger will be converted into and exchanged for the right to receive 1.175 shares of the Common Stock of 1st Financial. Each share of preferred stock of the Company issued and outstanding at the effective time of the Merger shall be converted into and exchanged for the right to receive one share of the preferred stock of 1st Financial. Options to purchase shares of the Company Stock will be converted into options to purchase shares of 1st Financial Stock based on the exchange ratio. The outstanding warrants to purchase shares of the Company common stock will be converted into warrants to purchase shares of 1st Financial common stock based on the exchange ratio. The Merger is intended to constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended.

The Company applied and was approved for participation in the “TARP” Capital Purchase Program in late 2008. On January 23, 2009, the Company issued and sold to the Treasury (1) 3,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant to purchase 80,153 shares of the Company’s common stock for an aggregate purchase price of $3.5 million in cash. The preferred stock qualifies as Tier 1 capital.

Results of Operations

For the year ended December 31, 2008, compared with year ended December 31, 2007

Net interest income decreased $688,354 or 13.96% in 2008 from $4,931,331 in 2007. Although the average loan portfolio increased $29,630,118 or 28.28% from 2007 to 2008, the decrease in net interest income was due primarily to a decrease in net interest spread which decreased from 3.16% in 2007 to 2.25% in 2008. The components of interest income were from loans, including fees of $8,267,849, federal funds sold of $205,415, and investment income of $252,287, and interest earning deposits of $84,135.

The Company’s net interest spread and net interest margin were 2.25% and 2.76%, respectively, in 2008 compared to 3.16% and 4.07%, respectively, in 2007. Yields on most earning assets decreased in 2008. Yields on average earning assets decreased from 8.14% in 2007 to 5.72% in 2008. Yields on average interest-bearing liabilities decreased from 4.98% in 2007 to 3.47% in 2008.

The provision for loan losses was $1,312,969 in 2008 compared to $572,898 in 2007. The charges to the provision were primarily to maintain the allowance for loan losses at a level sufficient to cover possible future losses in the loan portfolio. Impaired loans as of December 31, 2008 increased to $5,043,946 from $863,880 as of December 31, 2007. Impaired loans as of December 31, 2008 were made up largely of three credits, two participated credits facilities, as well as an operating company closely tied to the residential construction industry. All three credits are currently within various stages of workouts and management feels that loss provisions placed against these credits are appropriate at this time.

Results of Operations - continued

Noninterest income decreased $100,473, or 40.52%, to $147,478 in 2008 from $247,951 in 2007. The largest component of noninterest income was from service charges on deposit accounts which increased $107,696 or 73.48%, to $254,257 for the year ended December 31, 2008, when compared to 2007 as a result of increased deposit account volume. There were losses on the sale of other real estate in 2008 of $190,470, compared to a gain on the sale of other real estate in 2007 of $40,242.

Noninterest expense increased $617,836, or 19.02%, to $3,866,169 in 2008 from $3,248,333 in 2007. The largest component of noninterest expense was salaries and employee benefits which increased $281,221, or 14.32%, to $2,245,302 for the year ended December 31, 2008. Other operating expenses increased $263,373, or 27.12%, to $1,234,622 for the year ended December 31, 2008. The increase in other operating expenses in 2008 was largely due to an increase in other professional fees which increased to $130,158 in 2008 from $57,211 in 2007. The increase in professional fees was primarily a result of professional fees associated with managements assessment of internal controls under Sarbanes-Oxley Section 404.

Our net loss was $513,797 in 2008 compared to a net income of $829,263 in 2007. The net loss in 2008 is after the recognition of an income tax benefit of $274,886, and the net income in 2007 is after the recognition of an income tax expense of $528,788. The income tax expense was based on an effective tax rate of 34.85% and 38.94% for 2008 and 2007, respectively. The decrease in income and subsequent net loss for 2008 was driven by multiple factors based upon the economic environment in which the Bank is currently operating. However, two primary factors in the decline of income were the historically low levels of interest rates after 400 basis points of rate reductions by the Federal Reserve. This pushed net interest margins much lower than prior periods thus reducing net interest income, a primary source of the Banks revenue. A second factor was the increase in provision for loan losses that the Bank added during the year. During the year ending December 31, 2008 the Bank added $1,312,969 to the provision, an increase of $740,071 or 129% over the prior year.

For the year ended December 31, 2007, compared with year ended December 31, 2006

Net interest income increased $1,114,161 or 29.19% in 2007 from $3,817,170 in 2006. The increase in net interest income was due primarily to an increase in average earning assets, which increased $30,374,671, or 33.42%, due to continued growth in the loan portfolio. The components of interest income were from loans, including fees of $9,042,477, federal funds sold of $365,880, investment income of $137,304 and interest earned on deposits of $320,221.

The Company’s net interest spread and net interest margin were 3.16% and 4.07%, respectively, in 2007 compared to 3.62% and 4.20%, respectively, in 2006. Yields on most earning assets decreased in 2007. Yields on average earning assets decreased from 8.33% in 2006 to 8.14% in 2007. Yields on average interest-bearing liabilities increased from 4.71% in 2006 to 4.98% in 2007.

The provision for loan losses was $572,898 in 2007 compared to $501,391 in 2006. The charges to the provision were primarily to maintain the allowance for loan losses at a level sufficient to cover possible future losses in the loan portfolio.

Noninterest income increased $82,424, or 49.79%, to $247,951 in 2007 from $165,527 in 2006. The largest component of noninterest income was from service charges on deposit accounts which increased $59,359, or 68.07%, to $146,561 for the year ended December 31, 2007, when compared to 2006 as a result of increased deposit account volume.

Noninterest expense increased $603,479, or 22.82%, to $3,248,333 in 2007 from $2,644,854 in 2006. The largest component of noninterest expense was salaries and employee benefits which increased $359,945, or 22.44%, to $1,964,081 for the year ended December 31, 2007. Other operating expenses increased $172,832, or 21.65%, to $971,249 for the year ended December 31, 2007.

Our net income was $829,263 in 2007 compared to a net income of $501,747 in 2006. The net income in 2007 is after the recognition of an income tax expense of $528,788, and the net income in 2006 is after the recognition of an income tax expense of $334,705. The income tax expense was based on an effective tax rate of 38.94% and 40.01% for 2007 and 2006, respectively.

Net Interest Income

General. For an established financial institution, the largest component of net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities. This net interest income divided by average interest-earning assets represents our net interest margin.

Average Balances, Income and Expenses and Rates. The following tables set forth, for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities and are then annualized. Average balances have been derived from the daily balances throughout the period indicated.

Net Interest Income - continued

	For the year ended December 31, 2008			For the year ended December 31, 2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning Assets:
Loans¹	$ 134,393,383	$ 8,267,849	6.15%	$ 104,763,265	$ 9,042,477	8.63%
Securities, taxable	3,975,873	212,993	5.36%	2,605,535	119,837	4.60%
Federal funds sold	10,263,858	205,415	2.00%	7,359,221	365,880	4.97%
Interest earning deposits	4,187,816	84,135	2.01%	6,183,166	320,221	5.18%
Nonmarketable equity securities	1,186,370	39,294	3.31%	344,273	17,467	5.07%
Total earning assets	154,007,300	8,809,686	5.72%	121,255,460	9,865,882	8.14%
Cash items	1,362,317			384,358
Premises and equipment	3,995,652			3,134,008
Other assets	2,998,907			3,401,083
Allowance for loan losses	(1,534,289)			(1,321,479)
Total assets	$ 160,829,887			$ 126,853,430
Liabilities:
Interest-Bearing Liabilities:
Interest-bearing transaction accounts	$ 3,827,601	$ 66,853	1.75%	$ 3,491,382	$ 100,139	2.87%
Savings and money market deposits	29,259,451	709,385	2.42%	32,227,692	1,597,197	4.96%
Time deposits	75,804,741	3,025,246	3.99%	59,379,205	3,087,910	5.20%
Federal Home Loan Bank advances	19,796,421	698,111	3.53%	2,463,014	94,715	3.85%
Other borrowings	2,739,648	67,114	2.45%	1,536,874	54,590	3.55%
Total interest- bearing liabilities	131,427,862	4,566,709	3.47%	99,098,167	4,934,551	4.98%
Demand deposits	4,449,114			3 ,778,551
Accrued interest and other liabilities	169,135			505,094
Shareholders’ equity	24,783,776			23,471,618
Total liabilities and shareholders’ equity	$ 160,829,887			$ 126,853,430
Net interest spread		2.25%				3.16%
Net interest income		$ 4,242,977			$ 4,931,331
Net interest margin²		2.76%				4.07%

(1)     The effect of fees collected on loans totaling $355,520 increased the annualized yield on loans by 0.26% from 5.89%. The effect on the annualized yield on earning assets was an increase of 0.23% from 5.49%. The effect on net interest spread and net interest margin was an increase of 0.24% and 0.24% from 2.01% and 2.52%, respectively.

(2)     Interest income divided by average earning assets.

Net Interest Income - continued

Analysis of Changes in Net Interest Income. Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table reflects the extent to which changes in interest rates and changes in the volume of earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information on changes in each category attributable to (i) changes due to volume (change in volume multiplied by prior period rate), (ii) changes due to rates (changes in rates multiplied by prior period volume) and (iii) changes in rate/volume (change in rate multiplied by the change in volume) is provided as follows:

                                                          2008 compared to 2007

                Due to increase (decrease) in

	Volume(1)	Rate(1)	Volume/Rate	Total
Interest income:
Loans	$2,557,477	$(2,597,466)	$(734,639)	$(774,628)
Securities, taxable (2)	102,982	6,858	5,142	114,982
Federal Funds sold and other	46,067	(414,769)	(27,849)	(396,551)
Total interest income	2,706,526	(3,005,377)	(757,346)	(1,056,197)
Interest expense:
Interest-bearing deposits	694,075	(1,465,303)	(212,535)	(983,763)
Federal Home Loan Bank advances	666,555	(7,858)	(55,301)	603,396
Short-term borrowings	42,723	(16,941)	(13,258)	12,524
Total interest expense	1,403,353	(1,490,102)	(281,094)	(367,843)
Net interest income	$1,303,173	$(1,515,275)	$(476,252)	$(688,354)

                                             2007 compared to 2006

        Due to increase (decrease) in

	Volume(1)	Rate(1)	Volume/Rate	Total
Interest income:
Loans	$2,016,567	$(79,306)	$(22,437)	$1,914,824
Securities, taxable (2)	8,105	9,140	620	17,865
Federal Funds sold and other	358,219	613	672	359,504
Total interest income	2,382,891	(69,553)	(21,145)	2,292,193
Interest expense:
Interest-bearing deposits	779,111	244,463	51,333	1,074,907
Federal Home Loan Bank advances	-	-	94,715	94,715
Short-term borrowings	122,737	(5,362)	(14,250)	8,410
Total interest expense	901,848	239,101	131,798	1,178,032
Net interest income	$1,481,043	$169,548	$110,653	$1,114,161

(1)  Volume/rate changes have been allocated to each category based on a consistent basis between rate and volume.

(2) Securities include nonmarketable equity securities.

Interest Sensitivity. We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. The principal monitoring technique employed by us is the measurement of our interest sensitivity “gap”, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

Net Interest Income - continued

The following table sets forth our interest rate sensitivity at December 31, 2008.

Interest Sensitivity Analysis

(Dollars in thousands)	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years	Total
Assets
Earning assets:
Loans	$103,837	$1,665	$31,356	$2,812	$139,670
Securities available for sale	-	-	1,526	3,112	4,638
Nonmarketable securities	1,371	-	-	-	1,371
Interest-bearing deposits in other banks	6,124	1,260	-	-	7,384
Federal funds sold	9,009	-	-	-	9,009
Total earning assets	$120,341	$2,925	$32,882	$5,924	$162,072

Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$4,594	$-	$-	$-	$4,594
Savings and money market deposits	22,233	-	-	-	22,233
Time deposits	20,029	57,809	11,417	-	89,255
Federal Home Loan Bank advances	-	15,570	8,000	-	23,570
Other borrowings	1,068	-	-	-	1,068
Total interest-bearing liabilities	$47,924	$73,379	$19,417	$-	$140,720
Period gap	$72,417	$(70,454)	$13,465	$5,924	$21,352
Cumulative gap	$72,417	$1,963	$15,428	$21,352
Ratio of cumulative gap to total earning assets	44.68%	1.21%	9.52%	13.17%

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument’s ultimate maturity date. Interest–bearing deposits in other banks are reflected at their contractual maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date. Other borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, are reflected at their contractual maturity date. Federal Home Loan Bank advances are reflected at their contractual maturity dates.

We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive. We are cumulatively asset sensitive over all periods. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

General. We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. On a quarterly basis, our Board of Directors reviews and approves the appropriate level of our allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in our market.

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the risk inherent in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

Our allowance for loan losses is based upon judgments and assumptions about risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators.

Based on present information and an ongoing evaluation, we consider the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses in 2008 or that additional increases in the allowance for loan losses will not be required. We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis utilizing a risk grading system.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the years ended December 31, 2008 and 2007.

Allowance for Loan Losses

	2008	2007
Total loans outstanding at end of period	$ 139,670,266	$ 119,523,426
Average loans outstanding	$ 134,393,383	$ 104,763,265
Balance of allowance for loan losses at beginning of period	$ 1,370,235	$ 1,190,460
Recoveries	116,000	-
Charge-offs	(863,502)	(393,123)
Provision for loan losses	1,312,969	572,898
Balance of allowance for loan losses at end of year	$ 1,935,702	$ 1,370,235
Allowance for loan losses to period end loans	1.39%	1.15%

Nonperforming Assets

Nonperforming Assets. As of December 31, 2008 and 2007, loans in nonaccrual status totaled $2,692,504 and $863,881, respectively. Loans past due ninety days or more and still accruing interest as of December 31, 2008 and 2007, were $8,613 and $597,811, respectively. Assets held as other real estate totaled $2,296,290 and $820,844 in 2008 and 2007, respectively.

Our policy with respect to nonperforming assets is as follows. Accrual of interest will be discontinued on a loan when we believe, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan will generally be placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid will be reversed and deducted from current earnings as a reduction of reported interest income. No additional interest will be accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to earnings.

Nonperforming Assets-continued

Potential Problem Loans. At December 31, 2008, through our internal review mechanisms, we had identified $1,722,862 of criticized loans and $5,569,588 of classified loans. The results of this internal review process are considered in determining our assessment of the adequacy of the allowance for loan losses.

Our criticized loans decreased from $2,020,720 at December 31, 2007 to $1,722,862 at December 31, 2008. However, total classified loans increased from $1,473,793 at December 31, 2007 to $5,569,588 at December 31, 2008. The increase in classified loans as of period end is made up of a limited number of credits. Two of these credits were “purchased participations” which the Bank, in conjunction with the lead Banks, is working through resolutions to minimize loss exposure to the Bank. The Bank also has a credit facility to an operating entity closely tied to the residential building industry which has been negatively impacted by the deterioration in the construction industry. Other credits included within this category are secured with real estate holdings and the Bank is currently working to resolve the impairment and minimize a negative impact to the Bank.

Noninterest Income and Expense

Noninterest Income. The largest component of noninterest income was service charges on deposit accounts.

The following table sets forth the principal components of noninterest income for the years ended December 31, 2008 and 2007.

	2008	2007
Service charges on deposit accounts	$254,257	$146,561
Gain (loss) on sale of other real estate	(190,470)	-
Other income	83,691	101,390
Total noninterest income	$147,478	$247,951

Noninterest Expense. Salaries and employee benefits comprised the largest component of noninterest expense and totaled $2,245,302 for the year ended December 31, 2008 as compared to $1,964,081 for the year ended December 31, 2007. Other operating expenses totaled $1,234,622 for the year ended December 31, 2008, compared to $971,249 for the year ended December 31, 2007.

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2008 and 2007.

	2008	2007
Salaries and employee benefits	$2,245,302	$1,964,081
Net occupancy expense	195,599	163,009
Insurance	103,039	72,684
Advertising and marketing expense	13,485	34,007
Office supplies, stationary and printing	84,550	53,350
Data processing	110,313	97,447
Professional fees	331,365	158,102
Furniture and equipment expense	190,646	149,994
Telephone	53,322	49,413
Postage	41,110	38,031
Other	497,438	468,215
Total noninterest expense	$3,866,169	$3,248,333

Balance Sheet Review

General. At December 31, 2008, we had total assets of $170,310,305, consisting principally of $137,734,564 in net loans, $6,009,494 in investments, $9,008,817 in federal funds sold, $4,157,724 in net premises, furniture and equipment, and $8,159,812 in cash and due from banks compared to December 31, 2007 when the Bank had total assets of $147,215,505, an increase of 15.69%. Total assets in 2007 consisted principally of $118,153,191 in net loans, $4,807,187 in investments, $14,226,695 in federal funds sold, $3,715,291 in net premises, furniture and equipment and $4,233,921 in cash and due from banks.

At December 31, 2008, the Bank had liabilities totaling $146,116,204, consisting principally of $121,318,018 in deposits, $1,068,339 in federal funds purchased and securities sold under agreements to repurchase, and $23,570,000 in advances from the Federal Home Loan Bank. This was an increase of 19.04% over the total liabilities at December 31, 2007 which totaled $122,741,783 and consisted principally of $103,785,483 in deposits, $5,610,411 in federal funds purchased and securities sold under agreements to repurchase, and $13,000,000 in advances from Federal Home Loan Bank.

At December 31, 2008 shareholders’ equity equaled $24,194,101, a decrease of 1.14% over the 2007 year ending equity balance of $24,473,722. This decrease is primarily due to a net loss for the year of $513,797.

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which we attempt to control and counterbalance. Loans averaged $134,393,383 in 2008 as compared to $104,763,265 in 2007. At December 31, 2008 total loans were $139,670,266 or 16.86% higher than the December 31, 2007 balance of $119,523,426.

The following table sets forth the composition of the loan portfolio by category at December 31, 2008 and 2007 and highlights our general emphasis on real-estate lending.

Composition of Loan Portfolio

(Dollars in thousands)	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$ 18,320	13.12%	$ 16,242	13.59%
Real Estate
Mortgage	91,708	65.66%	75,749	63.38%
Construction	28,594	20.47%	26,405	22.09%
Consumer	1,048	0.75%	1,127	0.94%
Total Loans	$ 139,670	100.00%	$ 119,523	100.00%
Allowance for Loan Losses	(1,936)		(1,370)
Net Loans	$ 137,734		$ 118,153

The largest component of loans in our loan portfolio is real estate mortgage loans. At December 31, 2008 real estate mortgage loans totaled $91,708,000 and represented 65.66% of the total loan portfolio. At December 31, 2007, real estate mortgage loans totaled $75,749,000 and represented 63.38% of the total loan portfolio.

In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in the Bank’s market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

Balance Sheet Review - continued

Residential 1 to 4 family real estate loans totaled $48,815,000 at December 31, 2008 and $39,254,000 at December 31, 2007. Residential 1 to 4 family real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential real estate loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $71,487,000 at December 31, 2008 and $62,900,000 at December 31, 2007. The demand for residential and commercial real estate loans in the market remains strong due to the low interest rate environment.

Our loan portfolio also includes consumer loans. At December 31, 2008 and 2007, consumer loans totaled $1,048,000 and $1,127,000 and represented 0.75% and 0.94% of the total loan portfolio, respectively.

Our loan portfolio reflects the diversity of our market. Our home office is located in Gastonia, North Carolina and we have branches in Shelby and Kings Mountain, North Carolina. We expect the area to remain stable with continued growth in the near future. The diversity of the economy creates opportunities for all types of lending. We do not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for us. The following table sets forth our loans maturing within specified intervals at December 31, 2008.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                                                                               Over One
                                                                                                    Year
December 31, 2008                                  One Year            Through                Over

(Dollars in thousands)                                 or Less             Five Years          Five Years          Total

Commercial and industrial                       $      14,716                    1,766                   1,838              18,320
Real estate                                                        90,355                  29,077                      890            120,302

Consumer and other                                              450                       512                        86                1,048

                                                                 $      105,501          $     31,355            $     2,814      $     139,670

    Loans maturing after one year with:

    Fixed interest rates                                                                                                                     $     33,501

    Floating interest rates                                                                                                                             668
                                                                                                                                                       $     34,169

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval as well as modification of terms upon their maturity. Consequently, we believe this treatment presents fairly the maturity and repricing structure of the loan portfolio shown in the above table.

Investment Securities. The investment securities portfolio is also a component of our total earning assets and includes securities available for sale and nonmarketable equity securities. Total securities available for sale averaged $3,975,873 in 2008 as compared to $2,605,535 in 2007. Total nonmarketable equity securities averaged $1,186,370 in 2008 as compared to $344,273 in 2007. At December 31, 2008, the total securities portfolio was $6,009,494 as compared to $4,807,187 at December 31, 2007.

The following table sets forth the scheduled maturities and average yields of securities available for sale at December 31, 2008. The table excludes nonmarketable equity securities.

Investment Securities Maturity Distribution and Yields

(Dollars in thousands)	After One but Within Five Years		After Five but Within Ten Years		Over Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$ 166	5.000%	$ 1,360	5.250%	$ 3,112	5.613%

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “--Net Interest Income--- Interest Sensitivity.”

Balance Sheet Review - continued

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold, averaged $10,263,858 in 2008 and $7,359,221 in 2007. At December 31, 2008 and 2007, short-term investments totaled $9,008,817 and $14,226,695, respectively. These funds are an important source of our liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

Deposits. Average total deposits totaled $113,340,907 during 2008 as compared to $98,876,830 during 2007. At December 31, 2008, total deposits were $121,318,018 as compared to $103,785,483 at December 31, 2007. Average interest-bearing liabilities totaled $131,427,862 in 2008 as compared to $99,098,167 in 2007.

The following table sets forth our deposits by category as of December 31, 2008 and 2007.

Deposits

                                                                                                               2008                                                                 2007

	Amount	Percent of Deposits	Amount	Percent of Deposits
Noninterest-bearing demand deposits	$5,235,742	4.31%	$3,312,975	3.19%
NOW interest bearing accounts	4,593,973	3.79	3,308,771	3.18
Savings and money market accounts	22,233,022	18.33	36,060,632	34.75
Time deposits less than $100,00	12,341,192	10.17	13,210,156	12.73
Time deposits $100,000 or over	76,914,089	63.40	47,892,949	46.15
Total Deposits	$121,318,018	100%	$103,785,483	100%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $44,403,929 at December 31, 2008.

Deposits, and particularly core deposits, have been a primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 115.13% and 115.16% at December 31, 2008 and 2007, respectively. The maturity distribution of our time deposits over $100,000 at December 31, 2008, is set forth in the following table:

Maturities of Certificates of Deposit of $100,000 or More

                                                                                                                                                              After Six

                                                                                                         Within          After Three          Through              After

                                                                                                          Three          Through Six          Twelve              Twelve

(Dollars in thousands)                                                                     Months             Months              Months             Months            Total

Certificates of deposit of $100 or more                                        $     19,683        $     14,978         $     33,201         $     9,052       $     76,914

Time deposits over $100,000 in the aggregate amount of $19,683,000 had scheduled maturities within three months, and approximately $48,179,000, or 62.64%, had maturities within twelve months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

Federal Home Loan Bank Advances. Total advances from the Federal Home Loan Bank were $23,570,000 at December 31, 2008, compared to $13,000,000 at December 31, 2007. The average of Federal Home Loan Bank advances was $19,796,421 during 2008, compared to $2,463,014 during 2007. Advances from the Federal Home Loan Bank serve as a secondary funding source. Advances from the Federal Home Loan Bank mature at different periods as discussed in the notes to the financial statements and are secured by the Bank’s investment in Federal Home Loan Bank stock and real estate loan portfolio.

Other Borrowings. Other borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, averaged $2,739,648 in 2008 as compared to $1,536,874 in 2007 and totaled $1,068,339 at December 31, 2008 and $5,610,411 at December 31, 2007. The maximum amount at any month end in 2008 was $8,567,865 and had a weighted average interest rate during the year of 3.30%. The maximum amount at any month end in 2007 was $7,586,991 and had a weighted average interest rate during the year of 5.33%. The repurchase agreements are collateralized by investment securities.

Capital

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

We are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest institutions are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

We exceeded the regulatory capital requirements at December 31, 2008 and 2007 as set forth in the following table.

Analysis of Capital and Capital Ratios

December 31,	2008	2007
(Dollars in thousands)
Tier 1 capital	24,425	24,460
Tier 2 capital	1,587	1,362
Total qualifying capital	$ 26,012	$ 25,822
Risk-adjusted total assets (including off-balance sheet exposures)	$ 135,409	$ 115,323
Tier 1 risk-based capital ratio	18.04%	21.21%
Total risk-based capital ratio	19.21%	22.39%
Tier 1 leverage ratio	14.01%	17.28%

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2008, we had issued commitments to extend credit of $12,131,000 through various types of commercial lending arrangements. All of these commitments to extend credit had variable rates. The Company also had standby letters of credit which totaled $180,000.

The following table sets forth the length of time until maturity for unused commitments to extend credit at December 31, 2008.

                                                                                                                           After One         After Three

                                                                                                   Within            Through             Through          Within              Greater

                                                                                                     One                  Three                 Twelve             One                   Than

(Dollars in thousands)                                                               Month              Months              Months            Year                One Year            Total

Unused commitments to
extend credit                                                                                $     451           $     1,244           $     4,482        $     6,178            $      5,954       $     12,131

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2008 as filed with our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions which have a material impact on the carrying value of certain assets and liabilities. These accounting policies are considered to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of the consolidated financial statements. Refer to the portion of this discussion that addresses the allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity Management and Capital Resources

Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents our ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Without proper liquidity management, we would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities we serve.

Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. We also have the ability to obtain funds from various financial institutions should the need arise. The amount available under such agreements was $15,400,000 at December 31, 2008. In addition, we have the ability to borrow from the Federal Home Loan Bank. Our available credit with the Federal Home Loan Bank was $1,930,000 at December 31, 2008.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Bank’s performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Forward-Looking Information

Statements contained in this report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Registrant with the Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “might”, “planned”, “estimated”, and “potential”. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Registrant that are subject to various factors which could cause actual results to differ materially form these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Bank’s operations, pricing, products and services.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

AB&T FINANCIAL CORPORATION AND

ALLIANCE BANK AND TRUST COMPANY

Consolidated Financial Statements

Years ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
AB&T Financial Corporation

Gastonia, North Carolina

We have audited the accompanying consolidated balance sheets of AB&T Financial Corporation and subsidiary, Alliance Bank & Trust, (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AB&T Financial Corporation and subsidiary, as of December 31, 2008 and 2007 and the related statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

As discussed in Note 1 to the consolidated financial statements, on February 16, 2009, the Company entered into an agreement and plan of merger with 1st Financial Services Corporation.

/s/Elliott Davis, PLLC

Elliott Davis, PLLC

Columbia, South Carolina

March 24, 2009

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
Assets:	2008	2007
Cash and cash equivalents:
Cash and due from banks	$ 8,159,812	$ 4,233,921
Federal funds sold	9,008,817	14,226,695
Total cash and cash equivalents	17,168,629	18,460,616
Time deposits with other banks	1,260,199	-
Investments:
Securities available for sale	4,638,214	3,975,007
Nonmarketable equity securities	1,371,280	832,180
Total investments	6,009,494	4,807,187
Loans receivable	139,670,266	119,523,426
Less allowance for loan losses	(1,935,702)	(1,370,235)
Loans, net	137,734,564	118,153,191
Premises, furniture and equipment, net	4,157,724	3,715,291
Accrued interest receivable	518,504	724,562
Other real estate owned	2,296,290	820,845
Other assets	1,164,901	533,813
Total assets	$ 170,310,305	$ 147,215,505
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$ 5,235,742	$ 3,312,975
Interest-bearing transaction accounts	4,593,973	3,308,771
Savings and money market	22,233,022	36,060,632
Time deposits $100,000 and over	76,914,089	47,892,949
Other time deposits	12,341,192	13,210,156
Total deposits	121,318,018	103,785,483
Federal funds purchased and securities sold under agreements to repurchase	1,068,339	5,610,411
Advances from the Federal Home Loan Bank	23,570,000	13,000,000
Accrued interest payable	109,043	80,775
Other liabilities	50,804	265,114
Total liabilities	146,116,204	122,741,783
Commitments and contingencies (Notes 11, 13 and 19)
Shareholders’ equity:
Preferred stock, no par value, 1,000,000
shares authorized, none issued	-	-
Common stock, $1.00 par value, 11,000,000 shares authorized
and 2,678,205 shares issued and outstanding
at December 31, 2008 and 2007	2,678,205	2,678,205
Capital surplus	21,607,455	21,425,360
Retained earnings (deficit)	(157,424)	356,373
Accumulated other comprehensive income	65,865	13,784
Total shareholders’ equity	24,194,101	24,473,722
Total liabilities and shareholders’ equity	$ 170,310,305	$ 147,215,505
The accompanying notes are an integral part of the consolidated financial statements

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

For the years ended December 31, 2008 and 2007

	2008	2007
Interest income:
Loans, including fees	$ 8,267,849	$ 9,042,477
Securities available-for-sale, taxable and nonmarketable equity securities	252,287	137,304
Federal funds sold	205,415	365,880
Money Market deposit	73,938	320,221
Time deposits with other banks	10,197	-
Total interest income	8,809,686	9,865,882
Interest expense:
Time deposits $100,000 and over	2,563,890	2,378,670
Other deposits	1,237,594	2,406,576
Federal Home Loan Bank advances	698,111	94,715
Other borrowings	67,114	54,590
Total interest expense	4,566,709	4,934,551
Net interest income	4,242,977	4,931,331
Provision for loan losses	1,312,969	572,898
Net interest income after provision for loan losses	2,930,008	4,358,433
Noninterest income:
Service charges on deposit accounts	254,257	146,561
Gains (losses) on sale of Other Real Estate	(190,470)	40,242
Other	83,691	61,148
Total noninterest income	147,478	247,951
Noninterest expenses:
Salaries and employee benefits	2,245,302	1,964,081
Net occupancy	195,599	163,009
Furniture and equipment	190,646	149,994
Other operating	1,234,622	971,249
Total noninterest expense	3,866,169	3,248,333
Income (loss) before income taxes	(788,683)	1,358,051
Income tax expense (benefit)	(274,886)	528,788
Net income (loss)	$ (513,797)	$ 829,263
Earnings (losses) per common share Basic	$ (0.19)	$ 0.32
Diluted	$ (0.19)	$ 0.32
Average shares outstanding Basic	2,678,205	2,564,472
Diluted	2,678,205	2,564,472

The accompanying notes are an integral part of the consolidated financial statements

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the years ended December 31, 2008 and 2007

	Common Stock Shares	Common Stock Amount	Capital Surplus	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total
Balance, December 31, 2006	1,339,105	$ 1,339,105	$ 10,374,185	$ (472,890)	$ (14,688)	$ 11,225,712
Issuance of stock	1,339,105	1,339,100	11,851,035			13,190,135
Costs associated with stock offering			(928,108)			(928,108)
Net Income				829,263		829,263
Other comprehensive income net of tax					28,472	28,472
Comprehensive income						857,735
Stock-based employee compensation			128,248			128,248
Balance, December 31, 2007	2,678,205	2,678,205	21,425,360	356,373	13,784	24,473,722
Net loss				(513,797)		(513,797)
Other comprehensive income net of tax					52,081	52,081
Comprehensive income						(466,716)
Stock-based employee compensation			182,095			182,095
Balance, December 31, 2008	2,678,205	$ 2,678,205	$ 21,607,455	$ (157,424)	$ 65,865	$ 24,194,101

The accompanying notes are an integral part of the consolidated financial statements

 AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(513,797)	$829,263
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,312,969	572,898
Depreciation and amortization expense	192,715	141,824
Discount accretion and premium amortization	(2,068)	249,004
(Gain) loss on sale of other real estate	190,470	(40,242)
Deferred income tax benefit (expense)	(35,831)	27,916
Decrease (increase) in accrued interest receivable	195,858	(152,263)
Increase (decrease) in accrued interest payable	28,268	(16,568)
Increase in other assets	(628,484)	(29,398)
Decrease in other liabilities	(214,310)	(48,887)
Stock-based compensation expense	182,095	128,248
Net cash provided by operating activities	707,885	1,661,795
Cash flows from investing activities:
Purchases of securities available-for-sale	(1,007,931)	(2,971,553)
Calls and maturities of securities available-for-sale	432,101	1,500,000
Purchases of nonmarketable equity securities	(809,100)	(642,000)
Proceeds from sale of nonmarketable equity securities	270,000	-
Purchases of time deposits with other banks	1,250,000	-
Net increase in loans receivable	(23,076,358)	(29,076,671)
Purchases of premises, furniture and equipment	(635,148)	(1,352,522)
Disposal of fixed assets	-	25,227
Proceeds from sale of other real estate	516,101	700,994
Net cash used by investing activities	(25,560,335)	(31,816,525)
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(10,619,641)	5,594,365
Net increase in certificates of deposit and other time deposits	28,152,176	645,034
Increase (decrease) in federal funds purchased	(4,542,072)	2,649,387
Proceeds from Federal Home Loan Bank advances	10,570,000	13,000,000
Issuance of common stock	-	13,190,135
Stock issuance costs	-	(928,108)
Net cash provided by financing activities	23,560,463	34,150,813
Net increase (decrease) in cash and cash equivalents	(1,291,987)	3,996,083
Cash and cash equivalents, beginning of year	18,460,616	14,464,533
Cash and cash equivalents, end of year	$17,168,629	$18,460,616

The accompanying notes are an integral part of the financial statements

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – AGREEMENT AND PLAN OF MERGER

On February 16, 2009, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with 1st Financial Services Corporation (1st Financial) pursuant to which the Company will merge with and into 1st Financial (the Merger). The Board of Directors of the Company approved the Merger Agreement and the transactions contemplated in it on February 12, 2009. The Board of Directors of 1st Financial approved the Merger Agreement and the transactions contemplated in it on February 13, 2009. Upon the consummation of the Merger, each share of the Common Stock of the Company issued and outstanding at the effective time of the merger will be converted into and exchanged for the right to receive 1.175 shares of the Common Stock of 1st Financial. Each share of preferred stock of the Company issued and outstanding at the effective time of the Merger shall be converted into and exchanged for the right to receive one share of the preferred stock of 1st Financial. Options to purchase shares of the Company Stock will be converted into options to purchase shares of 1st Financial Stock based on the exchange ratio. The outstanding warrants to purchase shares of the Company common stock will be converted into warrants to purchase shares of 1st Financial common stock based on the exchange ratio. The Merger is intended to constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Alliance Bank & Trust Company (the Bank) was incorporated in North Carolina and commenced business on September 8, 2004. The principal business activity of the Bank is to provide commercial banking services to domestic markets, principally in Gaston and Cleveland counties in North Carolina. The Bank is a state-chartered bank, and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

On May 22, 2007, the shareholders of the Bank approved a plan of corporate reorganization under which the Bank became a wholly-owned subsidiary of AB&T Financial Corporation (the Company), which was organized for that purpose by the Bank’s Board of Directors. The authorized common stock of AB&T Financial Corporation is 11,000,000 shares with $1.00 par value and the original authorized preferred stock of AB&T Financial Corporation is 1,000,000 shares with no par value. Pursuant to the reorganization, the Company issued all shares of its common stock in exchange for all of the outstanding common shares of the Bank on May 14, 2008. The accompanying consolidated financial statements for the year ended December 31, 2007 are unchanged from the amounts previously reported by Alliance Bank & Trust. For purposes of presentation, the financial statements are presented as if the reorganization was effective January 1, 2007. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Management’s Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans may change materially in the near term.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Gaston and Cleveland counties in North Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Management has determined that there is no concentration of credit risk associated with its lending policies or practices. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

The Company’s investment portfolio consists principally of obligations of the United States, and its agencies or its corporations. In the opinion of Management, there is no concentration of credit risk in its investment portfolio. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Time Deposits with Other Banks – Time deposits with other banks include the bank’s investments in certificates of deposit with a maturity date greater than 90 days. Because the maturity date is greater than 90 days, these time deposits are not included in cash and cash equivalents.

Securities Available-for-Sale - Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account. Aggregate market valuation adjustments are recorded in shareholders' equity net of deferred income taxes. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company's investment in the stock of Federal Home Loan Bank and Community Bankers Bank. These stocks have no quoted market value and no ready market for them exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At December 31, 2008 and 2007, the Company's investment in Federal Home Loan Bank stock was $1,326,100 and $787,000, respectively. At December 31, 2008 and 2007, investment in Community Bankers Bank was $45,180.

Loans Receivable - Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned.

When serious doubt exists as to the collectibility of a loan or when a loan becomes contractually 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected at their contractual terms. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected consistent with the contract. At December 31, 2008 and 2007, loans in impaired status totaled $5,043,946 and $863,881, respectively.

Allowance for Loan Losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. The allowance is based upon past loan loss experience, current economic conditions that may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This standard requires that all lenders value loans at the loan's fair value if it is probable that the lender will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a lender to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan.

Under SFAS No. 114, as amended by SFAS No. 118, when the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, cash receipts are applied to principal. Once the reported principal balance has been reduced to the loan's estimated net realized value, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest income then to principal.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 40 years and furniture and equipment of 5 to 10 years. Leasehold improvements are amortized over the life of the leases. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Other Real Estate Owned - Other real estate owned includes real estate acquired through foreclosure. Other real estate owned is initially recorded at the lower of cost (principal balance of the former loan plus costs of improvements) or estimated fair value. Any write-downs at the dates of foreclosure are charged to the allowance for loan losses. Expenses to maintain such assets and subsequent write-downs, are included in other expenses. Gains and losses on disposal are included in noninterest income.

Securities Sold Under Agreements to Repurchase - The Bank enters into sales of securities under agreements to repurchase. Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

Income Taxes - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and the Company’s net operating loss carryforward.

In 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent. Advertising and public relations costs of $72,565 and $65,920 were included in the Company's results of operations for 2008 and 2007, respectively.

Stock-Based Compensation - The Company accounts for stock options under the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (“SFAS”) No. 123(R), "Share-Based Payment." Compensation expense is recognized as salaries and benefits in the consolidated statement of operations.

In calculating the compensation expense for stock options for 2008, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0 percent; expected volatility of 18.50 percent; risk-free interest rate of 4.43 percent; and expected life of 10 years. There were no options granted in 2007.

Earnings (Losses) Per Share - Basic earnings (losses) per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Comprehensive Income - Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Unrealized gains on securities available-for-sale	$85,309	$46,638
Reclassification adjustment for gains realized in net income	-	-
Net unrealized gains on securities	85,309	46,638
Tax effect	(33,228)	(18,166)
Net-of-tax amount	$52,081	$28,472

Statement of Cash Flows - For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Interest paid on deposits and other borrowings totaled $4,538,441 and $4,951,119 for the year ended December 31, 2008 and 2007 respectively.

Income tax payments made during 2008 totaled $166,350. There were no income tax payments made during 2007.

Supplemental noncash investing activities are as follows:

Changes in the valuation account of securities available-for-sale, including deferred tax effects, are considered noncash transactions for purposes of the statements of cash flows and are presented in the notes to the financial statements.

During 2008 and 2007, the Company reclassified loans totaling $2,182,016 and $693,349 as foreclosures of real estate, respectively.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to expend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recent Accounting Pronouncements – The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The business combination, as described in note 1, will be accounted for under SFAS 141(R).

Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the Company on January 1, 2009. SFAS 160 had no impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140.  FSP 140-3 was effective for the Company on January 1, 2009.  The adoption of FSP 140-3 had no impact on the Company’s financial position, results of operations or cash flows.

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an Interpretation of FASB Statement No. 60,” (“SFAS 163”) was issued by the FASB in May, 2008 to alleviate diversity in accounting for financial guarantee insurance contracts. SFAS 163 requires an insurance enterprise to recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The Statement also modifies premium revenue and claim liabilities recognition and measurement. SFAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years with the exception of disclosures related to the insurance enterprise’s risk-management activities which are effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. The adoption of this Statement had no material effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 was effective January 1, 2009 and had no effect on the Company’s financial position, results of operations, earnings per share or cash flows.

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives. The Staff Position also amends FASB Interpretation No. (“FIN”) 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed. The Staff Position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position had no material effect on the Company’s financial position, results of operations or cash flows.

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

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 19) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008. The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in Note 4.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities. The FSP is effective for the first reporting period ending after December 15, 2008. This FSP had no material impact on the financial position of the Company.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retroactive application is not permitted. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 4.

Other accounting standards that have been issued or proposed by the PCAOB or other standard setting bodies are not expected to have a material impact on the Company’s Financial position, results of operations or cash flows.

Risks and Uncertainties - In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators' judgments based on information available to them at the time of their examination.

Reclassifications - Certain captions and amounts in the 2007 financial statements were reclassified to conform with the 2008 presentation.

NOTE 3 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions. At December 31, 2008 and 2007, the requirement was met by the cash balance in the vault.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008
Mortgage-backed securities	$4,530,327	$107,932	$45	$4,638,214
Total	$4,530,327	$107,932	$45	$4,638,214

December 31, 2007
Mortgage-backed securities	$3,952,428	$31,357	$8,778	$3,975,007
Total	$3,952,428	$31,357	$8,778	$3,975,007

NOTE 4 - INVESTMENT SECURITIES-continued

The following is a summary of maturities of securities available-for-sale as of December 31, 2008. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-for-Sale
	Amortized	Estimated
	Costs	Fair Value
Due in one year or less	$-	$-
Due after one year but within five years	162,757	166,248
Due after five years but within ten years	1,360,495	1,360,449
Due after ten years	3,007,075	3,111,517
	$4,530,327	$4,638,214

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

	Less than twelve months		Twelve months or more		Total
December 31, 2008	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Mortgage-backed securities	$ -	$ -	$ 1,360,449	$ 45	$ 1,360,449	$ 45
Total	$ -	$ -	$ 1,360,449	$ 45	$ 1,360,449	$ 45
December 31, 2007
Mortgage-backed securities	$ -	$ -	$ 556,342	$ 8,778	$ 556,342	$ 8,778
Total	$ -	$ -	$ 556,342	$ 8,778	$ 556,342	$ 8,778

Securities classified as available-for-sale are recorded at fair market value. Approximately 100% of the unrealized losses, or one individual security, consisted of securities in a continuous loss position for twelve months or more at December 31, 2008. The Company has the ability and intent to hold the security until such time as the value recovers or the security matures. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

At December 31, 2008 and 2007, investment securities with a book value of $1,768,936 and $573,673 and a market value of $1,825,982 and $564,844, respectively, were pledged as collateral for the securities sold under agreements to repurchase. At December 31, 2008, investment securities with a book value of $3,677,513 and a market value of $3,718,310 were pledged as collateral for Federal Home Loan Bank advances.

NOTE 5 - LOANS RECEIVABLE

Major classifications of loans receivable at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Real estate - construction	$28,594,000	$26,405,000
Real estate - mortgage	91,708,000	75,749,000
Commercial and industrial	18,320,000	16,242,000
Consumer and other	1,048,266	1,127,426
Total gross loans	$139,670,266	$119,523,426

As of December 31, 2008 and 2007, loans individually evaluated and considered impaired under SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" were as follows:

	December 31,
	2008	2007
Total loans considered impaired at period end	$ 5,043,946	$ 863,880
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	5,043,946	863,880
Related allowance established	553,575	356,662
Loans considered impaired for which no related allowance for loan loss established	-	-
Average annual investment in impaired loans	5,252,522	863,880
Interest income recognized on impaired loans during the period of impairment	9,233	-

As of December 31, 2008 and 2007, loans in nonaccrual status were $2,692,504 and $863,881, respectively.  Loans ninety days or more past due and still accruing interest as of December 31, 2008 and 2007, were $8,613 and $597,811, respectively.

Transactions in the allowance for loan losses for the years ended December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Balance, beginning of year	$1,370,235	$1,190,460
Provision charged to operations	1,312,969	572,898
Recoveries	116,000	-
Charge-offs	(863,502)	(393,123)
Balance, end of year	$1,935,702	$1,370,235

At December 31, 2008, the Company had pledged approximately $56,235,441 of loans as collateral for advances from the Federal Home Loan Bank (see note 9).

NOTE 6 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007
Buildings	$ 2,825,445	$ 1,651,720
Land	1,014,787	1,014,787
Leasehold and land improvements	104,450	56,156
Furniture and equipment	606,710	519,229
Software	59,873	52,146
Construction in progress	-	682,079
Transportation equipment	37,656	37,656
Total	4,648,921	4,013,773
Less, accumulated depreciation	(491,197)	(298,482)
Premises, furniture and equipment, net	$ 4,157,724	$ 3,715,291

Depreciation expense for the years ended December 31, 2008 and 2007 was $192,715 and $141,824, respectively. Construction in progress at December 31, 2007 related to the construction of the Union Road and Kings Mountain Branches. These branches were completed and placed in service in 2008.

NOTE 7 - DEPOSITS

At December 31, 2008, the scheduled maturities of certificates of deposit and individual retirement accounts were as follows:

Maturing In:	Amount
2009	$77,837,964
2010	10,114,002
2011	531,494
2012	353,492
2013	418,329
Total	$89,255,281

NOTE 8 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had federal funds purchased and securities sold under agreements to repurchase which generally mature within one day. At December 31, 2008, the securities sold under agreements to repurchase totaled $68,339. At December 31, 2008, the amortized cost of securities pledged to collateralize the repurchase was $1,768,936 and the estimated fair value was $1,825,982. The securities underlying the agreements are held by a third-party custodian. At December 31, 2008, federal funds purchased were $1,000,000.

At December 31, 2007, securities sold under agreements to repurchase totaled $1,110,411. At December 31, 2007, the amortized cost of securities pledged to collateralize the repurchase was $573,672 and the estimated fair value was $564,844. The securities underlying the agreements are held by a third-party custodian. At December 31, 2007, federal funds purchased were $4,500,000.

NOTE 9 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following at December 31, 2008 and 2007:

Description	Interest Rate	2008	2007
Fixed rate advances maturing:
September 20, 2012	3.86%	$ 8,000,000	$ 8,000,000
December 17, 2009	3.71%	5,000,000	5,000,000
June 29, 2009	3.15%	3,000,000	-
July 28, 2009	3.04%	4,570,000	-
August 28, 2009	3.02%	3,000,000	-
		$ 23,570,000	$ 13,000,000

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

2009	$ 15,570,000
2012	8,000,000
$ 23,570,000

As collateral, the Company has pledged first mortgage loans on one to four family residential loans totaling $23,273,383 multifamily loans totaling $1,932,017 and commercial real estate loans totaling $31,030,041 at December 31, 2008 (see Note 5). The Company’s Federal Home Loan Bank stock, in the amount of $1,326,100, is pledged to secure the borrowings. In addition, two Federal Home Loan Bank bonds are pledged as collateral with a total book value of $2,351,413 and total market value of $2,392,210. Certain advances are subject to prepayment penalties.

NOTE 10 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2008 and 2007 is summarized as follows:

	2008	2007
Current portion
Federal	$ (130,182)	$ 415,493
State	-	85,379
Total current	(130,182)	500,872
Deferred income tax expense (benefit)	(144,704)	27,916
Income tax expense (benefit)	$ (274,886)	$ 528,788

The gross amounts of deferred tax assets and deferred tax liabilities are as follows at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$ 464,955	$ 273,332
Organization and start-up costs	34,113	85,278
Nonaccrual interest on loans	48,401	11,961
Stock compensation	101,271	55,909
Other	3,961	17,042
Total deferred tax assets	652,701	443,531
Deferred tax liabilities:
Accumulated depreciation	98,401	70,694
Unrealized gain on securities	42,022	8,794
Other	52,373	15,614
Total deferred tax liabilities	192,796	95,102
Net deferred tax asset	$ 459,905	$ 348,429

NOTE 10 - INCOME TAXES-continued

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2008, management believes it will fully realize 100% of the Company’s deferred tax asset.

A reconciliation between the income tax expense (benefit) and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	For the years ended December 31,
	2008	2007
Tax expense (benefit) at statutory rate	$ (254,205)	461,737
State income tax, net of federal income tax benefit	-	56,350
Stock compensation expense	21,904	15,427
Other, net	(28,638)	(4,726)
	$ (274,886)	$ 528,788

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

NOTE 11 - LEASES

The Company leases a Kings Mountain branch location. The operating lease has a term of two years and three months, expiring on March 31, 2010. Under the terms of the lease, the monthly rental payment is $2,650 or $31,800 per year.

The total lease expense included in the statement of operations for the years ended December 31, 2008 and December 31, 2007 was $43,072 and $39,524, respectively

NOTE 12 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Bank. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. As of December 31, 2008 and 2007, the Company had related party loans totaling $6,446,723 and $6,271,647, respectively. Advances on related party loans totaled $983,906 and $2,401,088 during 2008 and 2007, respectively. Repayments totaled $808,830 and $1,576,803 during 2008 and 2007, respectively.

Deposits by directors, officers and their related interests, as of December 31, 2008 and 2007 approximated $3,523,016 and $4,361,493, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 14 - STOCK COMPENSATION PLAN

In 2005, the shareholders approved the Incentive Stock Option Plan (Incentive Plan) and the Nonstatutory Stock Option Plan (Nonstatutory Plan). The Incentive Plan provides for the granting of up to 267,755 stock options to purchase shares of the Company's common stock to officers and employees of the Company. The Company may grant awards for a term of up to ten years from the effective date of the Plan. Options may be exercised up to ten years after the date of grant. The per-share exercise price will be determined by the Option Committee of the Board of Directors, except that the exercise price of an incentive stock option may not be less than fair market value of the common stock on the grant date. At December 31, 2008, 183,922 options had been granted under the Incentive Plan.

The Nonstatutory Plan provides for the granting of up to 267,755 stock options to purchase shares of the Company's common stock to Directors of the Company. The Company may grant awards for a term of up to ten years from the effective date of the Plan. Options may be exercised up to ten years after the date of grant. The per-share exercise price will be determined by the Board of Directors, except that the exercise price of an incentive stock option may not be less than fair market value of the common stock on the grant date. At December 31, 2008, 243,911 options had been granted under the Nonstatutory Plan.

A summary of the status of our stock option plans as of December 31, 2008 and 2007, and changes during the periods then ended are presented below.

	December 31, 2008		December 31, 2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	193,769	$ 8.80	193,769	$ 8.80
Granted	274,072	7.00	-	-
Exercised	-	-	-	-
Forfeited	(40,008)	8.80	-	-
Outstanding at end of year	427,833	$ 7.65	193,769	$ 8.80

The following table summarizes information about stock options outstanding under the Company’s plan at December 31, 2008:

	Outstanding	Exercisable
Number of options	427,833	55,984
Weighted average remaining life	8.9 years	7.3 years
Weighted average exercise price	$ 7.65	$ 8.80

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) for options outstanding and exercisable at December 31, 2008 amounted to $0. This amount represents what would have been received by the option holder had all option holders exercised their options on December 31, 2008. This amount changes based on changes in the fair market value of the Company’s stock.

The Company measures the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following assumptions: the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant; the dividend yield is based on the Company's dividend yield at the time of the grant
(subject to adjustment if the dividend yield on the grant date is not expected to approximate the dividend yield over the expected life of the options); the volatility factor is based on the historical volatility of the Company's stock (subject to adjustment if historical volatility is reasonably expected to differ from the past); the weighted-average expected life is based on the historical behavior of employees related to exercises, forfeitures and cancellations. These assumptions are summarized in Note 2 to these financial statements.

NOTE 15 - EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. There were no dilutive common share equivalents outstanding during 2008 and 2007; therefore, basic loss per share and diluted earnings per share were the same.

	2008	2007
Basic earnings (losses) per share computation
Net earnings (loss) available to common shareholders	$ (513,797)	$ 829,263
Average common shares outstanding – basic	2,678,205	2,564,472
Basic net earnings (losses) per share	$ (0.19)	$ 0.32

	2008	2007
Diluted earnings (losses) per share computation
Net earnings (loss) available to common shareholders	$ (513,797)	$ 829,263
Average common shares outstanding – basic	2,678,205	2,564,472
Incremental shares from assumed conversions: Stock options	-	-
Average common shares outstanding - diluted	2,678,205	2,564,472
Diluted earnings (losses) per share	$ (0.19)	$ 0.32

NOTE 16 - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Company and the Bank are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest institutions are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of December 31, 2008, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Company’s or the Bank’s categories.

The following table summarizes the capital amounts and ratios of the Company and the Bank and the regulatory minimum requirements at December 31, 2008 and 2007.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
The Company
Total capital (to risk-weighted assets)	$ 26,012	19.31%	$ 10,833	8.00%	$ 13,540	10.00%
Tier I capital (to risk-weighted assets)	24,425	18.14%	5,416	4.00%	8,124	6.00%
Tier I capital (to average assets)	24,425	14.19%	6,974	4.00%	8,716	5.00%
The Bank
Total capital (to risk-weighted assets)	$ 26,012	19.21%	$ 10,833	8.00%	$ 13,540	10.00%
Tier I capital (to risk-weighted assets)	24,425	18.04%	5,416	4.00%	8,124	6.00%
Tier I capital (to average assets)	24,425	14.01%	6,974	4.00%	8,716	5.00%

December 31, 2007
The Bank
Total capital (to risk-weighted assets)	$ 25,822	22.39%	$ 9,226	8.00%	$ 11,532	10.00%
Tier I capital (to risk-weighted assets)	24,460	21.21%	4,613	4.00%	6,918	6.00%
Tier I capital (to average assets)	24,460	17.28%	5,662	4.00%	7,077	5.00%

NOTE 17 – UNUSED LINES OF CREDIT

At December 31, 2008, the Company had lines of credit to purchase federal funds up to $15,400,000 from unrelated financial institutions. At December 31, 2008, the Company had borrowed $1,000,000 on these lines. Under the terms of the arrangements, the Company may borrow at mutually agreed-upon rates for periods varying from one to thirty days. The Company also has a line of credit to borrow funds from the Federal Home Loan Bank up to 15% of the Bank's total assets, which totaled $25,500,000 as of December 31, 2008. As of December 31, 2008, the Bank had $23,570,000 in advances on this line.

NOTE 18 - RESTRICTIONS ON DIVIDENDS, LOANS, OR ADVANCES

The Company, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table summarizes the Company’s off-balance-sheet financial instruments whose contract amounts represent credit risk at December 31, 2008 and 2007:

	2008	2007
Commitments to extend credit	$12,131,000	$13,963,000
Financial standby letters of credit	180,000	80,000
	$12,311,000	$ 14,043,000

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold - Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Time Deposits with Other Banks – The carrying amount approximates the fair value.

Investment Securities - The fair values of securities available-for-sale equal the carrying amounts, which are the quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks.

Loans Receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase - The carrying amount is a reasonable estimate of fair value because these instruments typically have terms of one day.

Advances from the Federal Home Loan Bank – The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently. The fair values of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate from the Federal Home Loan Bank.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-

balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

The carrying values and estimated fair values of the Company's financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$ 8,159,812	$ 8,159,812	$ 4,233,921	$ 4,233,921
Federal funds sold	9,008,817	9,008,817	14,226,695	14,226,695
Time deposits with other banks	1,260,199	1,260,199	-	-
Securities available-for-sale	4,638,214	4,638,214	3,975,007	3,975,007
Nonmarketable equity securities	1,371,280	1,371,280	832,180	832,180
Loans receivable, net	137,734,564	137,739,679	118,153,191	118,383,658
Accrued interest receivable	518,504	518,504	724,562	724,562
Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	32,062,737	32,062,737	42,682,378	42,682,378
Certificates of deposit and other time deposits	89,255,281	89,387,773	61,103,105	61,485,438
Federal funds purchased and securities sold under agreements to repurchase	1,068,339	1,068,339	5,610,411	5,610,411
Federal Home Loan Bank advances	23,570,000	23,570,000	13,000,000	13,000,000
Accrued interest payable	109,043	109,043	80,775	80,775

	Notional	Estimated	Notional	Estimated
Off-Balance Sheet Financial Instruments:	Amount	Fair Value	Amount	Fair Value
Commitments to extend credit	$ 12,131,000	$ -	$ 13,963,000	$ -
Financial standby letters of credit	180,000	-	80,000	-

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

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

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

Available-for-sale investment securities, $4,638,214 at December 31, 2008, are the only assets whose fair values are measured on a recurring basis using level 2 inputs. The Company has no assets or liabilities whose fair values are measured on a recurring basis using level 1 or level 3 inputs. The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at December 31, 2008 was $4,490,371.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

NOTE 21 - AB&T FINANCIAL CORPORATION (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for AB&T Financial Corporation (Parent Company only):

                                                                      Condensed Balance Sheet
                                                                          December 31, 2008

Assets:
Investment in banking subsidiary	$ 24,194,101

Liabilities and stockholders’ equity
Liabilities	-
Stockholders’ equity	$ 24,194,101
Total liabilities and stockholders’ equity	$ 24,194,101

                                                    Condensed Statement of Operations
                                                         Year ended December 31, 2008

Income	$ -
Expenses	182,095

Income before income equity in undistributed losses of banking subsidiary	182,095
Equity in undistributed losses of banking subsidiary	(331,702)
Net loss	$ (513,797)

                                                          Condensed Statement of Cash Flows
                                                               Year ended December 31, 2008

Cash flows from operating activities:
Net loss	$ (513,797)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation expense	182,095
Equity in undistributed losses of banking subsidiary	331,702
Net cash used by operating activities	$ -
Cash flows from investing activities:	-
Cash flows from financing activities:	-
Increase (decrease) in cash	-
Cash and cash equivalents, beginning of year	-
Cash and cash equivalents, end of year	$ -

NOTE 22 - SUBSEQUENT EVENT

On January 23, 2009, the Company, received $3,500,000 from the United States Department of the Treasury (the Treasury) as part of the Company’s participation in the Treasury’s Capital Purchase Program. Under the agreement, the Company issued and sold to the Treasury (1) 3,500 shares of the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A and (2) a warrant to purchase 80,153 shares of the Registrant’s common stock, $1.00 par value per share, for an aggregate purchase price of $3,500,000 in cash. The Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The warrant has a 10-year term and is immediately exercisable upon its issuance, with an initial per share exercise price of $6.55.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

     ITEM 9A(T).           CONTROLS AND PROCEDURES

(a)

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (who serves as both principal executive officer and principal financial officer), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Bank's disclosure controls and procedures are effective.

(b)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Under the supervision and with the participation of management, including the principal executive and financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s internal control over financial reporting was effective as of December 31, 2008.

     The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.          OTHER INFORMATION

None.

Part III

Item 10.     Directors, Executive Officers and Corporate Governance

The Company’s bylaws provide that its Board shall consist of between five (5) and seven (7) members divided into three classes in as equal number as possible. Such classes shall be elected to staggered three (3) year terms. The Board has set the number of directors of the Company at five (5). There is currently one vacancy on the Board. This vacancy was created by the resignation of director G. William Sudyk on November 20, 2008.

Name and Age	Position Held	Director Since/Term Expires	Principal Occupation and Business Experience During Past 5 Years

Kenneth Appling (47)	Director	2008/2009	President, Appling Boring Company, Forest City, NC, 1987-present (commercial pipe installation and horizontal boring)

Joseph H. Morgan (44)	Director	2008/2010	President, J. Morgan Company, Shelby, NC, 1983-present (plastic recycling company)

Wayne F. Shovelin (64)	Director, Chairman	2008/2009	President & CEO, CaroMont Health/Gaston Memorial Hospital, Gastonia, NC, 1976-present

David W. White (58)	Director	2008/2011	President, White Investments of Shelby, LLC, Shelby, NC, 1988-present (real estate development/management)

Director Relationships

     No director or nominee is a director of any other corporation with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of Section 15(d) of the Exchange Act, or any corporation registered as an investment company under the Investment Company Act of 1940.

     There are no family relationships among directors and executive officers.

Executive Officers

     Set forth below is certain information regarding the Company’s Executive Officers.

Name	Age	Position with Bank	Business Experience

Daniel C. Ayscue	43	President and Chief Executive Officer	Group Vice President of Corporate Lending, SouthTrust Bank. Commenced banking career in 1990. Active member of the Gaston County Chamber of Commerce subcommittee, The Public/Private Partnership.

Matthew J. Triplett	37	Senior Vice President, Chief Credit Officer and Market Executive Shelby	Vice President and Commercial Account Manager, SouthTrust Bank. Commenced banking career in 1995 as a loan development officer in Shelby.

Eric Dixon	46	Senior Vice President, Senior Commercial Lender and Market Executive Gastonia	Vice President of Lending, SouthTrust Bank. Twenty-plus years in banking.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and executive officers of the Company are required by federal law to file reports with the Securities and Exchange Commission regarding the amount of and changes in their beneficial ownership of the Company’s common stock. To the best of the Company’s knowledge, all such ownership reports have been timely filed and the ownership status of the Company’s common stock is current.

The Registrant has a Code of Ethics that is applicable, among others, to its principal executive officer and principal financial officer. The Registrant’s Code of Ethics will be provided to any person upon written request made to Daniel C Ayscue, Interim President, Alliance Bank & Trust Company, 292 W. Main Avenue, Gastonia, NC 28052.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure regarding the Nominating Committee and the process for submitting shareholder nominations.

Audit Committee. The members of the Audit Committee for Alliance Bank & Trust in 2008 were Gerald F. McSwain – Chair, Jack R. Williams and Joseph H. Morgan. Although the Bank’s common stock is not listed for trading on Nasdaq, the Audit Committee members are “independent” and “financially literate” as defined by the Nasdaq listing standards. The Audit Committee has not appointed an “audit committee financial expert,” because no member of the Audit Committee meets the criteria to be deemed an “audit committee financial expert.” The Audit Committee has not adopted a formal written charter as of year end 2008.

Item 11.          Executive Compensation

The following table shows cash and certain other compensation paid to or received or deferred by G. William Sudyk, Daniel C. Ayscue, Matthew J. Triplett and Eric Dixon for services rendered in all capacities during 2008. No other current executive officer of the Company received compensation for 2008 which exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total

G. William Sudyk (3), Former President and CEO	2008 2007	$154,696 $152,409	$0 $0	$8,394 $8,862	$0 $48,517	$0 $0	$26,319 $20,055	$189,409 $229,843
Daniel C. Ayscue, President and CEO	2008 2007	$132,792 $117,408	$0 $0	$13,149 $7,929	$0 $29,972	$0 $0	$27,887 $17,327	$173,828 $172,636
Matthew J. Triplett, Senior Vice President	2008 2007	$95,982 $87,599	$0 $0	$8,236 $5,597	$0 $12,994	$0 $0	$23,715 $15,463	$127,933 $121,653
Eric Dixon, Senior Vice President	2008 2007	$105,924 $99,609	$0 $0	$8,236 $5,597	$0 $14,523	$0 $0	$25,414 $15,872	$139,574 $135,898

(1)	Calculated in accordance with FAS 123R
(2)

Includes 401(k) contributions and the dollar value of premiums paid on behalf of the named officer for group term life, health and dental insurance. In addition to compensation paid in cash, the Bank’s executive officers receive certain personal benefits. However, the aggregate value of such non-cash benefits received by Messrs. Sudyk, Ayscue, Triplett and Dixon did not exceed $10,000.

(3)	On September 2, 2008, the Company announced the departure of G. William Sudyk as president and CEO of the Company and the Bank. At that time, Daniel C. Ayscue assumed the duties of President and CEO.

Executive Compensation

The bank has entered into employment agreements with Daniel C. Ayscue as its President and Chief Executive Officer, Matthew J. Triplett as a Senior Vice President and Eric Dixon as a Senior Vice President. The employment agreements establish the duties and compensation of each of the officers and provide for the officers’ continued employment with the Bank. The Employment Agreements provide for an initial term of employment of one year, with provisions for one year extensions on each anniversary of the date of execution. They also provide that each officer may be terminated for “cause” (as defined in the Employment Agreements) by the Bank, and may otherwise be terminated by the Bank (subject to vested rights) or by each officer.

The Employment Agreements provide for annual base salary to be reviewed by the Board of Directors not less often than annually. In addition, the Employment Agreements provide for discretionary bonuses, participation in other pension and profit-sharing retirement plans maintained by the Bank on behalf of its employees, as well as fringe benefits normally associated with the officers’ respective offices or made available to all other employees.

The Employment Agreements provide that in the event of a “termination event” within eighteen months after a change in control of the Bank the employee shall be able to terminate the agreement and receive 299% of his base amount of compensation. A “termination event” will occur if (i) the employee is assigned any duties or responsibilities that are inconsistent with his position, duties, responsibilities or status at the time of the change in control or with his reporting responsibilities or title with the Bank in effect at the time of the change in control; (ii) the employee’s annual base salary rate is reduced below the annual amount in effect as of the change in control; (iii) the employee’s life insurance, medical or hospitalization insurance, disability insurance, stock option plans, stock purchase plans, deferred compensation plans, management retention plans, retirement plans or similar plans or benefits being provided by the Bank to the employee as of the date of the change in control are reduced in their level, scope or coverage, or any such insurance, plans or benefits are eliminated, unless such reduction or elimination applies proportionately to all salaried employees of the Bank who participated in such benefits prior to the change in control; or (iv) the employee is transferred to a location outside of Gastonia, North Carolina in the case of Messrs. Ayscue and Dixon and Shelby, North Carolina in the case of Mr. Triplett, without the employee’s express written consent. A change in control of the Bank will occur if (i) any individual or entity, directly or indirectly, acquires beneficial ownership of voting securities or acquires irrevocable proxies or any combination of voting securities and irrevocable proxies, representing 50% or more of any class of voting securities or the Bank, or acquires control in any manner of the election of a majority of the directors of the Bank; (ii) the Bank is consolidated or merged with or into another corporation, association or entity where the Bank is not the surviving corporation; or (iii) all or substantially all of the assets of the Bank are sold or otherwise transferred to or are acquired by any other corporation, association or other person, entity or group. The Employment Agreements also provide for restrictions on each officer’s right to compete with the Bank for a period of one year after termination of employment. Such noncompete restrictions do not apply if the officer is terminated with cause. In the event, the employee’s employment is terminated and the employee is not entitled to any further benefits, the Employment Agreements provide that the employee shall continue to receive salary compensation for an additional twelve months provided the employee abides by the noncompete restrictions. If after the expiration of the noncompete restrictions, the employee has not obtained new employment with another financial institution, the Bank shall pay the employee as additional compensation his regular salary until he secures new employment or the expiration of six months, whichever is earlier. As of December 31, 2008, the value of the lump sum payment that would have been payable to Messrs. Ayscue, Triplett and Dixon upon the occurrence of a “change in control” followed by a termination event would have been approximately $397,048, $286,987 and $316,711 respectively.

Stock Options

2005 Incentive Stock Option Plan.At the Bank’s 2005 Annual Meeting, the shareholders approved the adoption of the Alliance Bank & Trust Company 2005 Incentive Stock Option Plan, which provides for the issuance of incentive stock options, as defined in Section 422 of the Internal Revenue Code (the “Code”). In connection with the reorganization of the Bank into the holding company form of organization which resulted in the creation of the Company, the 2005 Incentive Plan was adopted by the Company and options under that plan were converted into options to purchase shares of the Company’s common stock. The Incentive Plan provides for the grant of stock options covering up to 267,755 shares of the Company’s common stock, as adjusted following the 5-for-4 stock split effected in the form of a 25% stock dividend in May 2006 and subject to adjustment for further stock dividends, stock splits or similar changes in capitalization. At the Company’s 2008 Annual Meeting, the shareholders approved the adoption of an amendment to the Incentive Plan whereby an aggregate of 133,910 shares were added to the original 133,845 shares currently reserved under the Incentive Plan. At December 31, 2008, 184,044 options had been granted under the Incentive Plan.

Stock options are periodically granted under the Incentive Plan to executive officers and other employees. All stock options authorized under the Incentive Plan are required to be granted with an exercise price not less than 100% of fair market value of our common stock on the date of the grant.

The following table sets forth information regarding equity awards granted to Messrs. Sudyk, Ayscue and Triplett that were outstanding as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	No. of Securities Underlying Unexercised Options Exercisable	No. of Securities Underlying Options Unexerciseable	Option Exercise Price	Option Expiration Date
G. William Sudyk	0	19,072	$8.80	May 1, 2016
Daniel C. Ayscue	0 0	17,065 51,956	$8.80 $7.00	May 1, 2016 November 3, 2018
Matthew J. Triplett	0 0	12,046 26,269	$8.80 $7.00	May 1, 2016 November 3, 2018
Eric Dixon	0 0	12,046 26,269	$8.80 $7.00	May 1, 2016 November 3, 2018

401(k) Savings Plan

     The Bank has a 401(k) Plan covering employees. The Bank makes matching contributions on the first 3% of an employee’s compensation which is contributed to the 401(k) Plan. On employee contributions that exceed 3% of such employee’s compensation, the Bank makes matching contributions equal to 50% of such employee contributions up to an additional 1.5% of such employee’s compensation.

Non-Employee Director Compensation

     The following table presents a summary of all compensation paid by the Bank to its non-employee directors for their service as such during the year ended December 31, 2008.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Kenneth Appling	$2,900	$16,780	--	$19,680
Joseph H. Morgan	$2,700	$7,574	--	$10,274
Wayne F. Shovelin	$5,500	$16,571	--	$22,071
David W. White	$2,700	$13,035	--	$15,735

(1)     Calculated in accordance with FAS 123R. At December 31, 2008, the following option awards were outstanding: Mr. Appling – 37,890 shares; Mr. Morgan – 19,982 shares; Mr. Shovelin – 45,865 shares; and Mr. White – 34,145 shares.

Board Fees. Non-employee directors received cash compensation for attendance at meetings of the Board and committee meetings during 2008. As of December 31, 2008, each director received $300.00 and the chairperson received $500.00 per board meeting attended. Each director received $150.00 and the chairperson received $200.00 per committee meeting attended. Mr. Sudyk did not receive any fees for his attendance at board meetings.

2005 Nonstatutory Stock Option Plan. The shareholders of the Bank approved the Alliance Bank & Trust Company 2005 Nonstatutory Stock Option Plan for Directors at the 2005 Annual Meeting of Shareholders. Following this approval, options to purchase 133.845 (as adjusted for the 5-for-4 stock split effected in the form of a 25% stock dividend in May 2006) shares of the Bank’s common stock were made available for issuance to members of the Bank’s Board of Directors under the Nonstatutory Plan. In connection with the reorganization of the Bank into the holding company form of organization which resulted in the creation of the Company, the 2005 Nonstatutory Plan was adopted by the Company and options under that plan were converted into options to purchase shares of the Company’s common stock. At the Company’s 2008 Annual Meeting, the shareholders approved the adoption of an amendment to the Nonstatutory Plan whereby an aggregate of 133,910 shares were added to the original 133,845 shares currently reserved under the Nonstatutory Plan. At December 31, 2008, 243,911 options had been granted under the Nonstatutory Plan.

item 12.     Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

Stock Option Plans

Set forth below is certain information regarding the Registrant’s various stock option plans.

Equity Compensation Plan Information
Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	207,125	$8.80	60,565

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	207,125	$8.80	60,565

As of December 31, 2008, the shareholders identified in the following table beneficially owned more than 5% of the Bank’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Financial Stocks Capital Partners IV, LP Cincinnati, OH	225,250	8.41

Mutual Financial Services Fund Short Hills, NJ	226,100	8.44

As of December 31, 2008, the beneficial ownership of the Bank’s common stock, by directors individually, and by directors and executive officers as a group, was as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Kenneth Appling Forest City, NC	46,468	1.74
Daniel C. Ayscue Gastonia, NC	14,875	0.56
Joseph H. Morgan Shelby, NC	28,523(3)	1.18
Wayne F. Shovelin Gastonia, NC	65,192 (4)	2.43
David W. White Shelby, NC	48,125 (5)	2.99
All Directors and Executive Officers as a group (5 persons)(13)	203,183	8.90

(1)     Except as otherwise noted, to the best knowledge of the Bank’s management, the above individuals and group exercise sole voting and investment power       with respect to all shares shown as beneficially owned other than the following shares as to which such powers are shared: Mr. Appling – 38,068 shares; and Mr. White – 47,500 shares.

(2)     The calculation of the percentage of class beneficially owned by each individual and the group is based, in each case on the sum of (i) a total of 2,678,205 outstanding shares of common stock and (ii) options to purchase shares of common stock which are exercisable within 60 days of the date of this letter application.

(3) Includes 6,023 shares held by a business entity controlled by Mr. Morgan.

(4) Includes 7,876 shares owned individually by Mr. Shovelin’s spouse.

(5) Includes 11,875 shares held by an entity controlled by Mr. White.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Indebtedness of and Transactions with Management

     The Bank has, and expects in the future to have, transactions in the ordinary course of business with certain of its current directors, nominees for director, executive officers and their associates. All loans included in such transactions will be made on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing for comparable transactions with other persons at the time such loans were made, and will not involve more than the normal risk of collectability or present other unfavorable features.

     Loans made by the Bank to directors and executive officers are subject to the requirements of Regulation O of the Board of Governors of the Federal Reserve System. Regulation O requires, among other things, prior approval of the Board of Directors with any “interested director” not participating, dollar limitations on amounts of certain loans and prohibits any favorable treatment being extended to any director or executive officer in any of the Bank’s lending matters. To the best knowledge of the management of the Bank, Regulation O has been complied with in its entirety.

Item 14.     Principal Accountant Fees and Services.

The Company has paid Elliott Davis fees in connection with its assistance in the Company’s annual audit and review of the Company’s, and prior to its formation, the Bank’s financial statements. From time to time, the Bank engages Elliott Davis to assist in other areas of financial planning. The following table sets forth the fees billed or to be billed by Elliott Davis for services rendered in various categories during 2008 and 2007.

Category	2008	2007

Audit Fees:	$ 59,850	$ 45,100
Audit-Related Fees:	-	-
Tax Fees:	6,585	5,465
Total Fees Billed:	$ 66,405	$ 50,565

The audit fees include fees for professional services for the audit of the Bank’s financial statements included its Annual Report on Form 10-K and review of financial statements included in the Bank’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.

The tax fees include fees billed for tax compliance, tax advice and tax planning assistance.

          All services rendered by Elliott Davis during 2008 and 2007 were subject to pre-approval by the Audit Committee.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)     List of Documents Filed as Part of this Report

(1)     Financial Statements. The following consolidated financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended
December 31, 2008 and 2007

Consolidated Statements of Changes in Shareholders’ Equity and
Comprehensive Income for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2008 and 2007

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this report:

No.          Description

3.1     Articles of Incorporation of Registrant (incorporated by reference from Exhibit 3.01 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)

3.2     Bylaws of Registrant (incorporated by reference from Exhibit 3.02 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)

10.1     2005 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.05 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)*

10.2     2005 Nonstatutory Stock Option Plan (incorporated by reference from Exhibit 10.06 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)*

10.3     Employment Agreement of Daniel C. Ayscue (incorporated by reference from Exhibit 10.02 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)*

10.4     Employment Agreement of Eric Dixon (incorporated by reference from Exhibit 10.03 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)*

10.5     Employment Agreement of Matthew J. Triplett (incorporated by reference from Exhibit 10.04 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)*

21.1     Subsidiaries

23.1     Consent of Elliott Davis, PLLC

31.1      Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

32.1     Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the SArbanes-Oxley Act of 2002

*     Compensatory Plan or Management Contract

     (b)     Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of the report or incorporated by reference herein.

(c)    Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AB&T FINANCIAL CORPORATION

                         Registrant

                         By:      ____________________

                                    Daniel C. Ayscue
                                    President and Chief Executive Officer
                                   (Principal Executive Officer and Principal Financial Officer)

Date: March 30, 2009

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Kenneth Appling, Director	March 30, 2009
Betsy Martin, Controller	March 30, 2009
Joseph H. Morgan, Director	March 30, 2009
Wayne F. Shovelin., Director	March 30, 2009
David W. White, Director	March 30, 2009

EXHIBIT INDEX

No.          Description

3.1     Articles of Incorporation of Registrant (incorporated by reference from Exhibit 3.01 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)*

3.2     Bylaws of Registrant (incorporated by reference from Exhibit 3.02 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)*

10.1     2005 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.05 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)*

10.2     2005 Nonstatutory Stock Option Plan (incorporated by reference from Exhibit 10.06 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)*

10.3     Employment Agreement of Daniel C. Ayscue (incorporated by reference from Exhibit 10.02 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)*

10.4     Employment Agreement of Eric Dixon (incorporated by reference from Exhibit 10.03 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)*

10.5     Employment Agreement of Matthew J. Triplett (incorporated by reference from Exhibit 10.04 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)*

21.1     Subsidiaries

23.1     Consent of Elliott Davis, PLLC

31.1      Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

32.1     Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________________

*Incorporated by reference