Form 10-Q
period 2009-03-31
AB&T Financial CORP
filed 2009-05-15
CIK 1435161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to_________

Commission File Number:      000-53249

AB&T FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina	84-1653729
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

292 W. Main Avenue
Gastonia, North Carolina 28052
(Address of principal executive offices and zip code)

(704) 867-5828

                        (Registrant's telephone number, including area code)

NA

(Former name, former address and former fiscal year, if changed since last report)

________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES X    NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit

and post such files).      YES                    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer___          Accelerated filer____

Non-accelerated filer___ (Do not check if a smaller reporting company)                Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act)

   YES                   NO  X

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

2,678,205 shares of common stock, $1.00 par value, as of May 15, 2009

AB&T FINANCIAL CORPORATION

INDEX

PART I – FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets – March 31, 2009 and December 31, 2008	4

Consolidated Statements of Operations – Three months ended March 31, 2009 and 2008	5

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) -
three months ended March 31, 2009 and 2008	6

Consolidated Statements of Cash Flows – Three months ended March 31, 2009 and 2008	7

Notes to Consolidated Financial Statements	8-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 4T. Controls and Procedures	18

PART II – OTHER INFORMATION

Item 6. Exhibits	20

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AB&T FINANCIAL CORPORATION

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$ 15,580,685	$ 8,159,812
Federal funds sold	1,577,772	9,008,817
Total cash and cash equivalents	17,158,457	17,168,629
Time deposits with other banks	1,271,648	1,260,199
Securities available for sale at fair value	4,568,346	4,638,214
Nonmarketable equity securities	1,413,180	1,371,280
Total investments	5,981,526	6,009,494
Loans receivable	138,240,108	139,670,266
Less allowance for loan losses	(1,742,365)	(1,935,702)
Loans, net	136,497,743	137,734,564
Premises, furniture and equipment, net	4,106,269	4,157,724
Accrued interest receivable	483,394	518,504
Other real estate owned	2,983,452	2,296,290
Deferred tax asset	1,124,810	924,187
Other assets	230,323	240,714
Total assets	$ 169,837,622	$ 170,310,305
Liabilities
Deposits
Noninterest-bearing transaction accounts	$ 5,618,967	$ 5,235,742
Interest-bearing transaction accounts	4,426,271	4,593,973
Savings and money market	20,754,665	22,233,022
Time deposits $100,000 and over	76,090,114	76,914,089
Other time deposits	11,706,700	12,341,192
Total deposits	118,596,717	121,318,018
Borrowed funds	1,456	1,068,339
FHLB advances	23,570,000	23,570,000
Accrued interest payable	131,257	109,043
Other liabilities	141,954	50,804
Total liabilities	142,441,384	146,116,204

Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, issue and outstanding - 3,500 at march 31,2009. None at December 31, 2008	3,367,674	-
Common stock, $1.00 par value; 11,000,000 shares authorized, issued outstanding – 2,678,205 at March 31, 2009 and December 31, 2008	2,678,205	2,678,205
Treasury stock, at cost (10,000 shares in 2009 and no shares in 2008)	(55,600)	-
Warrants	136,850	-
Capital surplus	21,663,132	21,607,455
Retained earnings (deficit)	(484,426)	(157,424)
Accumulated other comprehensive income	90,403	65,865
Total shareholders’ equity	27,396,238	24,194,101
Total liabilities and shareholders’ equity	$ 169,837,622	$ 170,310,305

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2009	2008
Interest income:
Loans, including fees	$ 1,644,474	$ 2,265,017
Investment securities, taxable	61,962	53,008
FHLB interest and dividends	-	12,956
Federal funds sold	3,663	78,441
Time deposits with other banks	19,167	20,715
Total	1,729,266	2,430,137
Interest expense:
Time deposits $100,000 and over	624,574	615,927
Other deposits	158,449	453,276
Other interest expense	200,827	152,803
Total	983,850	1,222,006
Net interest income	745,416	1,208,131
Provision for loan losses	341,314	171,989
Net interest income after provision for loan losses	404,102	1,036,142
Other operating income:
Service charges on deposit accounts	82,872	46,542
Residential mortgage application fees	12,405	840
Rental income	900	1,200
Other service charges, commission and fees	13,003	3,052
Total	109,180	51,634
Other operating expenses:
Salaries and employee benefits	595,942	565,651
Occupancy expense	47,351	42,290
Furniture and equipment expense	51,606	52,606
Loss on sale of other real estate	-	15,826
Other operating expenses	341,459	227,183
Total	1,036,358	903,556
Income (loss) before income taxes	(523,076)	184,220
Income tax expense (benefit)	(200,598)	72,042
Net income (loss)	$ (322,478)	$ 112,178
Accretion of preferred stock to redemption value	4,524	-
Preferred dividends accrued	43,750	-
Net income (loss) available to common shareholders	$ (370,752)	$ 112,178
Income (loss) per common share
Basic income (loss) per common share	$ (0.14)	$ 0.04
Diluted income (loss) per common share	$ (0.14)	$ 0.04

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
For the three months ended March 31, 2009 and 2008

(dollars in thousands except for share data)

(Unaudited)

	Common Stock		Preferred Stock					Accumu- lated Other
	Shares	Amount	Shares	Amount	Treasury Stock	Warrants	Capital Surplus	Compre- hensive Income	Retained Earnings (Deficit)	Total

Balance, December 31, 2007	2,678,205	$ 13,391	-	$ -	$ -	$ -	$ 10,713	$ 14	$ 356	$ 24,474
Net income									112	112

Other comprehensive loss, net of tax								26		26

Comprehensive income										138
Stock-based employee compensation							35			35

Balance
March 31, 2008	2,678,205	$ 13,391	-	$ -	$ -	$ -	$ 10,748	$ 40	$ 468	$24,647

Balance, December 31, 2008	2,678,205	$ 2,678	-	$ -	$ -	$ -	$ 21,607	$ 66	$ (157)	$ 24,194

Net loss									(322)	(322)

Other comprehensive income, net of tax								24		24

Comprehensive loss										(298)

Issuance of preferred stock			3,500	3,363						3,363

Issuance of common stock warrants						137				137

Accretion of preferred stock to redemption value				5					(5)	-

Dividends paid Treasury preferred							(11)			(11)

Purchase of Treasury stock (10,000 shares)					(56)					(56)

Stock-based employee compensation							66			66

Balance
March 31, 2009	2,678,205	$ 2,678	3,500	$ 3,368	$ (56)	$ 137	$ 21,662	$90	$ (484)	$27,395

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2009

(Unaudited)

	For the three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ (322,478)	$ 112,178
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	341,314	171,989
Depreciation and amortization expense	54,431	41,641
Discount accretion and premium amortization	110,063	(1,159)
Deferred income tax expense	(216,280)	(25,007)
Decrease in interest receivable	35,110	74,204
Increase in interest payable	22,214	101,491
Decrease (increase) in other assets	10,391	(43,301)
Increase (decrease) in other liabilities	91,150	(123,330)
Loss on sale of other real estate	-	15,826
Stock based compensation expense	66,371	35,268
Net cash provided by operating activities	192,286	313,974

Cash flows from investing activities:
Purchase of nonmarketable equity securities	(41,900)	(63,400)
Purchase of certificates of deposit from other banks	(11,449)	-
Calls and maturities of securities available for sale	-	85,234
Net increase in loans receivable	(161,901)	(10,826,226)
Proceeds from sale of other real estate	370,246	14,082
Purchases of premises, furniture, and equipment	(2,976)	(191,383)
Net cash (used) provided by investing activities	152,020	(10,995,774)

Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(1,262,834)	(1,712,819)
Net increase (decrease) in certificates of deposit and other time deposits	(1,458,467)	14,462,571
Net decrease in borrowed funds	(1,066,883)	(2,890,853)
Proceeds from issuance of preferred stock, net	3,363,150	-
Dividends paid	(10,694)	-
Purchase of treasury stock	(55,600)	-
Proceeds from issuance of stock warrants	136,850	-
Net cash (used) provided by financing activities	(354,478)	9,872,981

Net decrease in cash and cash equivalents	$ (10,172)	$ (762,993)

Cash and cash equivalents, beginning of period	$ 17,168,629	$ 18,460,616

Cash and cash equivalents, end of period	$ 17,158,457	$ 17,697,623

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Merger

On February 16, 2009, the AB&T Financial Corporation (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 1st Financial Services Corporation (“1st Financial”) pursuant to which the Company will merge with and into 1st Financial (the “Merger”). The Board of Directors of the Company approved the Merger Agreement and the transactions contemplated in it on February 12, 2009. The Board of Directors of 1st Financial approved the Merger Agreement and the transactions contemplated in it on February 13, 2009. Upon the consummation of the Merger, each share of the Common Stock of the Company issued and outstanding at the effective time of the merger will be converted into and exchanged for the right to receive 1.175 shares of the Common Stock of 1st Financial. Each share of preferred stock of the Company issued and outstanding at the effective time of the Merger shall be converted into and exchanged for the right to receive one share of the preferred stock of 1st Financial. Options to purchase shares of the Company’s Common Stock will be converted into options to purchase shares of 1st Financial Common Stock based on the exchange ratio. The outstanding warrants to purchase shares of the Company’s common stock will be converted into warrants to purchase shares of 1st Financial common stock based on the exchange ratio. The Merger is intended to constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended. The merger is subject to the approval of shareholders of both parties. If approved, the merger is expected to become effective during the second or third quarter of 2009.

Note 2 - Organization

The Company is a North Carolina business corporation incorporated in 2007. On May 14, 2008, pursuant to a plan of share exchange approved by the shareholders of Alliance Bank & Trust Company (the “Bank”), all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Company. The Company has no operations other than ownership of the Bank. The Bank was incorporated in North Carolina and commenced business on September 8, 2004. The principal business activity of the Bank is to provide commercial banking services to domestic markets, principally in Gaston and Cleveland counties in North Carolina. The Bank is a state-chartered bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Note 3 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated to omit disclosures, which would substantially duplicate those contained in the Company’s 2008 Annual Report on Form 10-K. The financial statements as of March 31, 2009 and for the interim periods ended March 31, 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2009.

Note 4 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In December 2007, the Financial Accounting Standards Board (the”FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company expects the implication of SFAS 141(e) to be effective for the merger with 1st Financial.

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

In January 2009, FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued. Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retroactive application is not permitted. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

In April, 2009, the FASB issued Financial Staff Position Financial Accounting Standard 115-2 and Financial Accounting Standard 124-2 (“FSP FAS 115-2 and FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP FAS 115-2 and FAS 124-2 provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. The Company has chosen not to early adopt this FSP, and does not feel the required adoption next quarter will have a material effect on our financial statements.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques. This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. The Company has chosen not to early adopt this FSP, and does not feel the required adoption next quarter will have a material effect on our financial statements.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods. A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose. This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. The Company has chosen not to early adopt this FSP, and does not feel the required adoption next quarter will have a material effect on our financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2009 and March 31, 2008:

	Three months ended March 31,
	2009	2008
Unrealized gains (losses) on securities available for sale	$40,195	$42,793
Reclassification of (gains) losses recognized in net income	-	-
Income tax effect	(15,657)	(16,668)

Other comprehensive income	$24,538	$26,125

Note 6 – Income per share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.

   Three months ended March 31, 2009

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income (loss) available to common shareholders	($370,752)	2,668,205	($0.14)
Effect of dilutive securities
Stock options	-	-
Dilutive earnings per share
Income (loss) available to common shareholders plus assumed conversions	($370,752)	2,668,205	($0.14)

                                             Three months ended March 31, 2008

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$112,178	2,678,205	$0.04
Effect of dilutive securities
Stock options	-	-
Dilutive earnings per share
Income available to common shareholders plus assumed conversions	$112,178	2,678,205	$0.04

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note 7 - Fair Value Measurements

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

Level 2

Observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

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

Available-for-sale investment securities ($4,568,346 at March 31, 2009) are the only assets whose fair values are measured on a recurring basis using level 2 inputs. The Company has no assets or liabilities whose fair values are measured on a recurring basis using level 1 or level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy (as described above) as of March 31, 2009 for which a nonrecurring change in fair value has been recorded during the period ending March 31, 2009.

The Company is predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs.

Carrying Value at March 31, 2009
	Total	Level 1	Level 2	Level 3
Impaired Loans	$ 1,166,790		$ 1,166,790
Other Real Estate Owned	$ 2,983,452			$ 2,983,452

The Company has no other assets or liabilities whose fair values are measured using level 3 inputs.

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – United States Department of the Treasury Capital Purchase Program

On January 23, 2009, the Company entered into a Letter Agreement, with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company issued and sold to the Treasury (1) 3,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) and (2) a warrant to purchase 80,153 shares of the Company’s common stock, $1.00 par value per share, for an aggregate purchase price of $3,500,000 in cash. The Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Company may not redeem the Preferred Stock during the first three years following the investment by the Treasury, except with the proceeds from a “Qualified Equity Offering”. After three years, the Company may, at its option, redeem the Preferred Stock at its liquidation preference plus accrued and unpaid dividends. The Preferred Stock is generally nonvoting. The warrant has a 10-year term and is immediately exercisable upon its issuance, with an initial per share exercise price of $6.55. The warrant has anti-dilution protections, registration rights, and certain other protections for the holder. If the Company receives aggregate gross cash proceeds of not less than $3,500,000 from Qualified Equity Offerings on or prior to December 31, 2009, the number of shares of common stock issuable pursuant to the Treasury’s exercise of the warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the warrant. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2009 compared to December 31, 2008, and the results of operations for the three month periods ended March 31, 2009 and 2008. This discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in the Company’s 2008 Annual Report on Form 10-K. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” "plan," and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the three months ended March 31, 2009, net interest income was $745,416as compared to $1,208,131for the same period in 2008. The average rate paid on interest-bearing liabilities for the three months ended March 31, 2009 and 2008 was 2.71% and 4.11%, respectively. The average rate realized on interest-earning assets was 4.49% and 6.93% for the three months ended March 31, 2009 and 2008, respectively. This decrease in the net interest income was partly due to the reduction in interest rates by the Federal Reserve Board during the economic downturn. As a result, this led to decreases in prevailing interest rates that reduced the yields on the Bank’s loans and other interest-earning assets.

The net interest spread was 1.78% and 2.82% for the three month period ended March 31, 2009 and 2008, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management’s judgment is necessary to maintain the allowance for loan losses at an adequate level in relation to the risk of future losses inherent in the loan portfolio. For the three month periods ended March 31, 2009 and 2008 the provision was $341,314 and $171,989, respectively. Management feels that the reserve is appropriate to the risks held within the portfolio. On March 31, 2009, there were $1,166,791in loans in nonaccrual status. On March 31, 2008, there were $1,369,665 in loans in nonaccrual status. Based on present information, management believes the allowance for loan losses is adequate at March 31, 2009 and 2008 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses is 1.26% and 1.24% of total loans at March 31, 2009 and 2008, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, including management’s experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company’s net income and, possibly, its capital.

Noninterest Income

Total noninterest income for the three months ended March 31, 2009 was $109,180 or 111% more than total noninterest income for the same period last year. The largest component of noninterest income for the three month period ended March 31, 2009 was service charges on deposit accounts, which totaled $82,872 or 78% higher than those for the three month period ended March 31, 2008. This increase was driven largely by the Company’s expanded efforts in the acquisition of retail demand deposit accounts. Residential mortgage application fees for the three months ended March 31, 2009 were $12,405 or 1,377% more than residential mortgage application fees for the three months ended March 31, 2008.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2009 was $1,036,358 or 15% higher than total noninterest expense for the same period last year. The primary component of noninterest expense is salaries and benefits, which were $595,942 and $565,651 for the three months ended March 31, 2009 and 2008, respectively. Salaries and benefits increased due to the increase in the number of active employees and the additional expense of accrued bonuses and other benefits. Other operating expenses were $341,459 and $227,183 for the three months ended March 31, 2009 and 2008, respectively. The increase in other operating expense for the three months ended March 31, 2009 was the result of higher legal fees related to the merger with 1st Financial.

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Income Taxes

For the three months ended March 31, 2009 and 2008, the effective income tax rate was 38.35% and 39.11%, respectively. The income tax benefit was $200,598 for the three months ended March 31, 2009 compared to an income tax provision of $72,042 for the three months ended March 31, 2008.

Net Income (loss)

The combination of the above factors resulted in net loss of $322,478 for the three months ended March 31, 2009 compared to net income of $112,178 for the comparable period in 2008, a decrease of 387%.

Assets and Liabilities

During the first three months of 2009, total assets decreased $472,683 or 0.28% when compared to December 31, 2008. This decrease was partly due to a slight decrease in loans of $1,430,158 or 1.02% when compared to December 31, 2008. This decrease was largely due to the payoff of several mortgage and commercial - related real estate loans within the ordinary course of business. Given the current economic environment in which the Bank is operating, the slight contraction within the loan portfolio related to real estate funding is consistent with current bank strategies.

Investment Securities

Investment securities totaled $5,981,526 as of March 31, 2009 as compared to $6,009,494 at December 31, 2008. Of this amount, $4,568,346 was designated as available-for-sale. The other investments were nonmarketable equity securities consisting of $1,368,000 in Federal Home Loan Bank stock and a $45,180 investment in Community Bankers Bank stock.

Loans decreased $1,430,158, or 1.02%, during the period. This decrease was largely due to the payoff of several mortgage and commercial - related real estate loans within the ordinary course of business. Given the current economic environment in which the bank is operating, the slight contraction within the loan portfolio related to real estate funding is consistent with current Bank strategies. As shown below, the largest decrease was in real estate – mortgage loans which decreased $1,127,000 or 1.23%, to $90,581,000 at March 31, 2009. Real estate - construction loans increased $52,000, or 0.18%, to $28,646,000. Commercial and industrial loans decreased $400,000 or 2.18% to $17,920,000 at March 31, 2009. Consumer and other loans increased $44,842 or 4.28%, to $1,093,108. Balances within the major loans receivable categories as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Real estate – construction	$ 28,646,000	$ 28,594,000
Real estate – mortgage	90,581,000	91,708,000
Commercial and industrial	17,920,000	18,320,000
Consumer and other	1,093,108	1,048,266
Total gross loans	$138,240,108	$139,670,266

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or the Company’s credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At March 31, 2009 and December 31, 2008, the Company had criticized loans totaling $1,387,981 and $1,722,862, respectively. At March 31, 2009 and December 31, 2008, the Company had classified loans totaling $4,351,681 and $5,569,588, respectively. At March 31, 2009, the Company had $1,166,791 or 0.84% of total gross loans in nonaccrual status and no loans that were 90 days or more past due and still accruing.

The following table depicts the activity in the allowance for loan losses for the three months ended March 2009 and 2008:

	March 31, 2009	March 31, 2008
Balance, January 1	$ 1,935,702	$ 1,370,235
Provision for loan losses for the period	341,314	171,989
Net loans (charged-off) recovered during the period	(534,651)	79,487
Balance, March 31,	$ 1,742,365	$ 1,621,711
Gross loans outstanding, March 31,	$ 138,240,108	$ 130,408,837
Allowance for loan losses to loans outstanding	1.26%	1.24%

Deposits

Total deposits decreased $2,721,301 or 2.24%, from December 31, 2008 to $118,596,717 at March 31, 2009. The largest decrease was in savings and money market accounts, which decreased $1,478,357 or 6.65%, to $20,754,665 at March 31, 2009. This decrease in savings and money market accounts is a combination of the Bank instituting a market pricing strategy and reducing the premium paid on certain deposits in order to maintain the long term improvement of its net interest margin. Time deposits of $100,000 and over decreased slightly from December 31, 2008 to March 31, 2009 by $823,975 or 1.07%. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank (“FHLB”) but do not require collateralization like FHLB borrowings. Expressed in percentages, noninterest-bearing deposits increased 7.32% and interest-bearing deposits decreased 2.67%.

Balances within the major deposit categories as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Noninterest-bearing transaction accounts	$ 5,618,967	$ 5,235,742
Interest-bearing transaction accounts	4,426,271	4,593,973
Savings and money market	20,754,665	22,233,022
Time deposits $100,000 and over	76,090,114	76,914,089
Other time deposits	11,706,700	12,341,192
Total deposits	$ 118,596,717	$ 121,318,018

Advances from Federal Home Loan Bank

The Bank did not borrow additional funds from the Federal Home Loan Bank of Atlanta (FHLB) during the first quarter of 2009. The advances from the FHLB total $23,570,000 as of March 31, 2009 and December 31, 2008. The Bank utilizes the advances to fund loans and general liquidity purposes.  Of the $23,570,000 in FHLB advances, $15,577,570 will mature within a year and $8,000,000 will mature after three years. The advances have fixed interest rates of 3.04% and 3.02%, respectively.

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Liquidity

Liquidity needs are met by the Company through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The Company also has the capacity to pledge certain loans as collateral for additional borrowings from FHLB during times when the comparable interest rate is favorable to the interest rate on deposit products. As of March 31, 2009, the Company’s primary sources of liquidity included federal funds sold totaling $1,577,772 and securities available-for-sale totaling $4,568,346 and advances from the Federal Home Loan Bank of $23,570,000. Lines of credit available through correspondent banks to purchase federal funds totaled $15,400,000 at March 31, 2009.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On

October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions that will qualify as Tier 1 capital. Based on our risk-weighted assets as of September 30, 2008, we were eligible to issue up to $4.2 million in new senior preferred stock under the program. We were approved for participation in the Capital Purchase Program and, on January 23, 2009, we issued and sold to the Treasury 3,500 shares of preferred stock and a warrant to purchase 80,153 shares of common stock for an aggregate purchase price of $3,500,000 in cash. As a result of our participation in the program, we are required to have in place certain limitations on the compensation of our senior executive officers, applicable in certain situations. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 into law. This law includes additional restrictions on executive compensation applicable to the Company as a participant in the Capital Purchase Program. Further governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Capital Resources

Total shareholders' equity increased $3,202,137 to $27,396,238 at March 31, 2009. This is the result of the money the Bank received from the U.S. Department of Treasury Capital Purchase Program during the first quarter of $3,500,000, netted with the net loss for the period of $322,478, an unrealized gain, net of taxes, in securities available-for-sale of $24,538 and stock based compensation of $66,371.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2009 as well as the ratios to be considered "well capitalized."

The following table summarizes the Bank’s risk-based capital at March 31, 2009

Shareholders' equity	$ 27,396,238
Plus – unrealized (gain) loss on available-for-sale securities	(90,403)
Tier 1 capital	$ 27,305,835
Plus - allowance for loan losses(1)	1,742,000
Total capital	$ 29,047,835
Risk-weighted assets	$ 139,643,000
Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	16.21%
Total capital (to risk-weighted assets)	19.55%
Leverage ratio	20.80%

     (1) Limited to 1.25% of risk-weighted assets

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Company’s customers at predetermined interest rates for a specified period of time. At March 31, 2009, the Company had issued commitments to extend credit of $13,359,012 through various types of commercial lending arrangements. All of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2009.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Greater Than One Year	Total
Unused commitments to extend credit	$ 123,591	$ 1,786,837	$ 3,321,841	$ 7,947,048	$ 13,179,317
Standby letters of credit	179,695	-	-	-	179,695
Totals	$ 303,286	$ 1,786,837	$ 3,321,841	$ 7,947,048	$ 13,359,012

Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts shown in the table above do not necessarily reflect the Company's need for funds in the periods shown.

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the financial statements at December 31, 2008 as contained in our 2008 Annual Report to Shareholders. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our financial statements. Refer to the portions of the discussion in this report on Form 10-Q and in our 2008 Annual Report on Form 10-K that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Item 4T. Controls and Procedures

(a)     Based on their evaluation of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of March 31, 2009, our chief executive officer and chief financial officer concluded that such controls and procedures were effective.

(b)     There was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

The information required by this Item is included in the Company’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on January 28, 2009.

Item 6. Exhibits

Exhibit Number	Description of Exhibt
31	Certification of Principal Executive Officer and Principal Financial officer pursuant to Rule 13a-14(a)
32	Certification pursuant to 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AB&T FINANCIAL CORPORATION

              (Registrant)

By:    /s/  Daniel C. Ayscue

Daniel C. Ayscue
Interim President and Chief Financial Officer

(Principal Executive Officer and Principal

Financial Officer)

Date: _____________________________

EXHIBIT INDEX

Exhibit
Number Description of Exhibit

31 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

32 Certification pursuant to 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002