Form 10-K/A
period 2008-12-31
AB&T Financial CORP
filed 2009-06-10
CIK 1435161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Securities registered pursuant to Section 12(b) of the Act:

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

None

Explanatory Note

     AB&T Financial Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2009, in order to make certain technical amendments to the disclosure under Item 10 and include the signatures of President and Chief Executive Officer Daniel C. Ayscue, Controller Betsy Martin, and each of the company’s directors. Mr. Ayscue, Ms. Martin, and each of the company’s directors manually signed the company’s Annual Report on Form 10-K as originally filed with the Commission on March 30, 2009. Due to an administrative error, conformed signatures were not included on the Form 10-K electronically filed with the Commission via the EDGAR system. There are no changes to the company’s results of operations or financial condition for the fiscal year ended December 31, 2008, as reported herein.

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

     There are no family relationships among directors and executive officers.

Executive Officers

     Set forth below is certain information regarding the Company’s Executive Officers.

Name	Age	Position with Bank	Principal Occupation and Business Experience During Past 5 Years

Daniel C. Ayscue	43	President and Chief Executive Officer

President and Chief Executive Officer, Alliance Bank & Trust, October 2008 to present; Executive Vice President, Chief Financial Officer and Chief Operations Officer, Alliance Bank & Trust, 2007 to present; Executive Vice President, Chief Credit Officer 2004 to 2007; Senior Vice President, Corporate Lending, SouthTrust Bank, Charlotte N.C., 2002 to 2004

Matthew J. Triplett	37	Senior Vice President, Chief Credit Officer and Market Executive Shelby

Senior Vice President and Chief Credit Officer, Alliance Bank & Trust, 2007 to present; Senior Vice President and Market Executive, Alliance Bank & Trust, Shelby N.C., 2004 to 2007; Vice President and Commercial Account Manager, SouthTrust Bank, Gastonia, N.C., 2001 to 2004.

Eric Dixon	46	Senior Vice President, Senior Commercial Lender and Market Executive Gastonia

Senior Vice President and Chief Lending Officer, Alliance Bank & Trust, 2007 to present; Senior Vice President and Market Executive, Alliance Bank & Trust, Gastonia N.C., 2004 to 2007; Vice President, Commercial Lending, SouthTrust Bank, Gastonia, N.C. 1997 to 2004.

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

2005 Nonstatutory Stock Option Plan. The shareholders of the Bank approved the Alliance Bank & Trust Company 2005 Nonstatutory Stock Option Plan for Directors at the 2005 Annual Meeting of Shareholders. Following this approval, options to purchase 133,845 (as adjusted for the 5-for-4 stock split effected in the form of a 25% stock dividend in May 2006) shares of the Bank’s common stock were made available for issuance to members of the Bank’s Board of Directors under the Nonstatutory Plan. In connection with the reorganization of the Bank into the holding company form of organization which resulted in the creation of the Company, the 2005 Nonstatutory Plan was adopted by the Company and options under that plan were converted into options to purchase shares of the Company’s common stock. At the Company’s 2008 Annual Meeting, the shareholders approved the adoption of an amendment to the Nonstatutory Plan whereby an aggregate of 133,910 shares were added to the original 133,845 shares currently reserved under the Nonstatutory Plan. At December 31, 2008, 243,911 options had been granted under the Nonstatutory Plan.

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

                         By:      /s/ Daniel C. Ayscue____________

                                    Daniel C. Ayscue
                                    President and Chief Executive Officer
                                   (Principal Executive Officer and Principal Financial Officer)

Date: June 8, 2009

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Kenneth Appling Kenneth Appling, Director	June 8, 2009
/s/ Betsy Martin Betsy Martin, Controller	June 8, 2009
/s/ Joseph H. Morgan Joseph H. Morgan, Director	June 8, 2009
/s/ Wayne F. Shovelin Wayne F. Shovelin., Director	June 8, 2009
/s/ David W. White David W. White, Director	June 8, 2009

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