Form 10-Q
period 2009-06-30
AB&T Financial CORP
filed 2009-08-14
CIK 1435161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES X NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

     YES                    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer___          Accelerated filer____

Non-accelerated filer___ (Do not check if a smaller reporting company) Smaller reporting companyX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES       NO X

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

2,668,205 shares of common stock, $1.00 par value, as of August 14, 2009

AB&T FINANCIAL CORPORATION

INDEX

PART I – FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets – June 30, 2009 and December 31, 2008	4

Consolidated Statements of Operations – Six months ended June 30, 2009 and 2008 and three months ended June 30, 2009 and 2008	5

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) -
Six months ended June 30, 2009 and 2008	6

Consolidated Statements of Cash Flows – Six months ended June 30 , 2009 and 2008	7

Notes to Consolidated Financial Statements	8-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

Item 4T. Controls and Procedures	23

PART II – OTHER INFORMATION

Item 6. Exhibits	23

AB&T FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from banks	$ 18,458,047	$ 8,159,812
Federal funds sold	101,097	9,008,817
Total cash and cash equivalents	18,559,144	17,168,629
Time deposits with other banks	1,283,492	1,260,199
Securities available for sale at fair value	5,337,698	4,638,214
Nonmarketable equity securities	1,413,180	1,371,280
Total investments	8,034,370	7,269,693
Loans receivable	140,592,038	139,670,266
Less allowance for loan losses	(1,957,927)	(1,935,702)
Loans, net	138,634,111	137,734,564
Premises, furniture and equipment, net	4,067,090	4,157,724
Accrued interest receivable	555,458	518,504
Other real estate owned	3,138,538	2,296,290
Deferred tax asset	1,271,398	924,187
Other assets	175,461	240,714
Total assets	$ 174,435,570	$ 170,310,305
Liabilities
Deposits
Noninterest-bearing transaction accounts	$ 6,345,773	$ 5,235,742
Interest-bearing transaction accounts	4,587,805	4,593,973
Savings and money market	19,281,135	22,233,022
Time deposits $100,000 and over	11,302,132	10,263,589
Other time deposits	84,885,920	78,991,692
Total deposits	126,402,765	121,318,018
Borrowed funds	21,582	1,068,339
FHLB advances	20,570,000	23,570,000
Accrued interest payable	103,652	109,043
Other liabilities	197,585	50,804
Total liabilities	147,295,584	146,116,204

Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, issued and outstanding – 3,500 at June 30, 2009. None at December 31, 2008	3,373,752	-
Common stock, $1.00 par value; 11,000,000 shares authorized, issued and outstanding – 2,678,205 at June 30, 2009 and December 31, 2008	2,678,205	2,678,205
Treasury stock, at cost (10,000 shares at June 30, 2009 and no shares in 2008)	(55,600)	-
Warrants	136,850	-
Capital surplus	21,686,490	21,607,455
Retained deficit	(726,099)	(157,424)
Accumulated other comprehensive income	46,388	65,865
Total shareholders’ equity	27,139,986	24,194,101
Total liabilities and shareholders’ equity	$ 174,435,570	$ 170,310,305

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$ 1,715,005	$ 2,038,640	$ 3,359,479	$ 4,303,657
Investment securities, taxable	67,969	50,921	129,931	103,929
FHLB, interest and dividends	-	17,212	-	30,168
Federal funds sold	841	54,107	4,504	132,548
Time deposits with other banks	18,361	15,476	37,528	36,191
Total	1,802,176	2,176,356	3,531,442	4,606,493

Interest expense:
Time deposits $100,000 and over	252,913	405,216	449,673	584,540
Other deposits	402,530	512,054	988,793	1,401,933
Other interest expense	206,231	183,234	407,058	336,037
Total	861,674	1,100,504	1,845,524	2,322,510

Net interest income	940,502	1,075,852	1,685,918	2,283,983
Provision for loan losses	305,760	150,252	647,074	322,241

Net interest income after provision
for loan losses	634,742	925,600	1,038,844	1,961,742

Other operating income:
Service charges on deposit accounts	98,868	70,065	181,740	116,607
Residential mortgage application fees	-	2,555	12,405	3,395
Rental income	1,350	1,200	2,250	2,400
Other service charges, commission and fees	18,347	44,725	31,350	47,777
Total	118,565	118,545	227,745	170,179

Other operating expenses:
Salaries and employee benefits	523,930	530,273	1,119,872	1,095,924
Occupancy expense	52,713	43,624	100,064	85,914
Furniture and equipment expense	44,461	50,844	96,067	103,450
Loss on sale of other real estate	38,756	17,158	38,756	32,984
Other operating expenses	475,630	279,124	817,089	506,307
Total	1,135,490	921,023	2,171,848	1,824,579

Income (loss) before income taxes	(382,183)	123,122	(905,259)	307,342
Income tax expense (benefit)	(146,588)	48,729	(347,186)	120,771

Net income (loss)	$ (235,595)	$ 74,393	$ (558,073)	$ 186,571

Accretion of preferred stock to redemption value	6,078	-	10,602	-
Preferred stock dividends	43,750	-	87,500	-
Net income (loss) available to
common shareholders	$ (285,423)	$ 74,393	$ (656,175)	$ 186,571

Income (loss) per common share
Basic income (loss) per common share	$ (0.11)	$ 0 .03	$ (0.25)	$ 0.07
Diluted income (loss) per common share	$ (0.11)	$ 0 .03	$ (0.25)	$ 0.07

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
For the six months ended June 30, 2009 and 2008

(dollars in thousands except for share data)

(Unaudited)

	Common Stock		Preferred Stock					Accumu- lated Other
	Shares	Amount	Shares	Amount	Treasury Stock	Warrants	Capital Surplus	Compre- hensive Income (loss)	Retained Earnings (Deficit)	Total
Balance, December 31, 2007	2,678,205	$ 13,391	-	$ -	$ -	$ -	$ 10,713	$ 14	$ 356	$ 24,474
Net income									187	187

Other comprehensive loss, net of tax								(29)		(29)

Comprehensive income										158
Stock-based employee compensation							70			70

Balance
June 30, 2008	2,678,205	$ 13,391	-	$ -	$ -	$ -	$10,783	$ (15)	$ 543	$ 24,702

Balance, December 31, 2008	2,678,205	$ 2,678	-	$ -	$ -	$ -	$ 21,607	$ 66	$ (157)	$ 24,194

Net loss									(558)	(558)

Other comprehensive income, net of tax								(19)		(19)

Comprehensive loss										(577)

Issuance of preferred stock			3,500	3,363						3,363

Issuance of common stock warrants						137				137

Accretion of preferred stock to redemption value				11					(11)	-

Dividends, preferred							(54)			(54)

Purchase of Treasury stock (10,000 shares)					(56)					(56)

Stock-based employee compensation expense							133			133

Balance
June 30, 2009	2,678,205	$ 2,678	3,500	$ 3,374	$ (56)	$ 137	$ 21,686	$ 47	$ (726)	$ 27,140
See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
For the six months ended June 30, 2008 and 2009

(Unaudited)

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ (558,073)	$ 186,571
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	647,074	322,241
Depreciation and amortization expense	109,417	84,967
Discount accretion and premium amortization	314,213	(2,881)
Deferred income tax expense	(334,785)	(93,999)
(Increase) decrease in interest receivable	(36,954)	150,269
(Decrease) increase in interest payable	(5,391)	87,635
Decrease (increase) in other assets	65,253	(30,315)
Increase (decrease) in other liabilities	146,781	(181,261)
Loss on sale of other real estate	38,756	32,984
Stock based compensation expense	133,479	70,536
Net cash provided by operating activities	519,770	626,747

Cash flows from investing activities:
Purchase of securities available for sale	(1,045,600)	-
Purchase of nonmarketable equity securities	(41,900)	(468,400)
Purchase of certificates of deposit from other banks	(23,293)	-
Calls and maturities of securities available for sale	-	236,630
Net increase in loans receivable	(2,836,668)	(15,433,943)
Proceeds from sale of other real estate	409,043	41,230
Purchases of premises, furniture, and equipment	(18,783)	(306,340)
Net cash used by investing activities	(3,557,201)	(15,930,823)

Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(1,848,024)	(3,648,164)
Net increase in certificates of deposit and other time deposits	6,932,771	13,615,427
Net increase (decrease) in borrowed funds	(1,046,757)	836,829
Proceeds from issuance of preferred stock, net	3,363,150	-
Net (decrease) increase in advances from FHLB	(3,000,000)	9,000,000
Dividends paid	(54,444)	-
Purchase of treasury stock	(55,600)	-
Proceeds from issuance of stock warrants	136,850	-
Net cash provided by financing activities	4,427,946	19,804,092

Net increase in cash and cash equivalents	$ 1,390,515	$ 4,500,016

Cash and cash equivalents, beginning of period	$ 17,168,629	$ 18,460,616

Cash and cash equivalents, end of period	$ 18,559,144	$ 22,960,632

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Merger

On February 16, 2009, AB&T Financial Corporation (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 1st Financial Services Corporation (“1st Financial”) pursuant to which the Company will merge with and into 1st Financial (the “Merger”). The Board of Directors of the Company approved the Merger Agreement and the transactions contemplated in it on February 12, 2009. The Board of Directors of 1st Financial approved the Merger Agreement and the transactions contemplated in it on February 13, 2009. Upon the consummation of the Merger, each share of the Common Stock of the Company issued and outstanding at the effective time of the merger will be converted into and exchanged for the right to receive 1.175 shares of the Common Stock of 1st Financial. Each share of preferred stock of the Company issued and outstanding at the effective time of the Merger shall be converted into and exchanged for the right to receive one share of the preferred stock of 1st Financial. Options to purchase shares of the Company’s Common Stock will be converted into options to purchase shares of 1st Financial Common Stock based on the exchange ratio. The outstanding warrants to purchase shares of the Company’s common stock will be converted into warrants to purchase shares of 1st Financial common stock based on the exchange ratio. The Merger is intended to constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended. The merger is subject to the approval of shareholders of both parties. If approved, the merger is expected to become effective during the fourth quarter of 2009.

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

Note 3 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated to omit disclosures, which would substantially duplicate those contained in the Company’s 2008 Annual Report on Form 10-K. The financial statements as of June 30, 2009 and for the interim periods ended June 30, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2009.

Note 4 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amended EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009. The Company adopted the staff positions for its second quarter 10-Q. The staff positions had no material impact on the financial statements. Additional disclosures have been provided where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

  AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. Subsequent events are discussed in Note 10.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 – Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2009 and June 30, 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Unrealized gains (losses) on securities available for sale	$ (72,098)	$ (90,333)	$ (31,903)	$ (47,540)
Reclassification of (gains) losses recognized in net income	-	-	-	-
Income tax benefit (loss)	28,082	35,185	12,426	18,517

Other comprehensive income (loss)	$ (44,016)	$ (55,148)	$ (19,477)	$ (29,023)

Note 6 – Income per share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.

                                                                                                                 Three months ended June 30, 2009

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Loss available to common shareholders	$ (285,423)	2,668,205	$ (0.11)
Effect of dilutive securities
Stock options	-	-
Dilutive earnings per share
Loss available to common shareholders plus assumed conversions	$ (285,423)	2,668,205	$ (0.11)

                                                                                                                 Three months ended June 30, 2008

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$ 74,393	2,678,205	$ .03
Effect of dilutive securities
Stock options	-	-
Dilutive earnings per share
Income available to common shareholders plus assumed conversions	$ 74,393	2,678,205	$ .03

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

                                                                                                                     Six months ended June 30, 2009

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Loss available to common shareholders	( $656,175)	2,668,205	($ 0.25)
Effect of dilutive securities
Stock options	-	-
Dilutive earnings per share
Loss available to common shareholders plus assumed conversions	( $656,175)	2,668,205	($ 0.25)

                                                                                                                     Six months ended June 30, 2008

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$ 186,571	2,678,205	$ 0.07
Effect of dilutive securities
Stock options	-	-
Dilutive earnings per share
Income available to common shareholders plus assumed conversions	$ 186,571	2,678,205	$ 0.07

Note 7 – Fair Value Measurements

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

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Available-for-sale investment securities ($5,337,698 at June 30, 2009) are the only assets whose fair values are measured on a recurring basis using level 2 inputs. The Company has no assets or liabilities whose fair values are measured on a recurring basis using level 1 or level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy (as described above) as of June 30, 2009 for which a nonrecurring change in fair value has been recorded during the period ending June 30, 2009.

The Company is predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs.

	Carrying Value at June 30, 2009
	Total	Level 1	Level 2	Level 3
Impaired Loans	$ 1,515,253		$ 1,515,253
Other Real Estate Owned	$ 3,138,538			$3,138,538

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

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

The carrying values and estimated fair values of the Company's financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$ 18,458,047	$ 18,458,047	$ 8,159,812	$ 8,159,812
Federal funds sold	101,097	101,097	9,008,817	9,008,817
Time deposits with other banks	1,283,492	1,283,492	1,260,199	1,260,199
Securities available-for-sale	5,337,698	5,337,698	4,638,214	4,638,214
Nonmarketable equity securities	1,413,180	1,413,180	1,371,280	1,371,280
Loans receivable, net	140,592,038	140,665,538	138,670,266	138,675,381
Accrued interest receivable	555,458	555,458	518,504	518,504
Financial Liabilities:
Demand deposit, interest-bearing
transaction, and savings accounts	30,214,713	30,214,713	32,062,737	32,062,737
Certificates of deposit and other
time deposits	96,188,052	96,325,516	89,255,281	89,387,773
Federal funds purchased and securities
sold under agreements to repurchase	21,582	21,582	1,068,339	1,068,339
Federal Home Loan Bank advances	20,570,000	20,570,000	23,750,000	23,570,000
Accrued interest payable	103,652	103,652	109,043	109,043

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$ 11,340,291	$ -	$ 11,340,291	$ -
Financial standby letters of credit	179,695	-	179,695	-

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
June 30, 2009
Mortgage-backed securities	$ 4,217,074	$ 120,380	$ 66	$ 4,337,388
Agencies	1,044,640	-	44,330	1,000,310
Total	$ 5,261,714	$ 120,380	$ 44,396	$ 5,337,698

December 31, 2008
Mortgage-backed securities	$ 4,530,327	$ 107,932	$ 45	$ 4,638,214
Total	$ 4,530,327	$ 107,932	$ 45	$ 4,638,214

The following is a summary of maturities of securities available-for-sale as of June 30, 2009. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$ -	$ -
Due after one year but within five years	129,657	133,032
Due after five years but within ten years	2,378,607	2,334,210
Due after ten years	2,753,450	2,870,456
	$ 5,261,714	$ 5,337,698

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

	Less than twelve months		Twelve months or more		Total
June 30, 2008	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Mortgage-backed securities	$ -	$ -	$ 1,333,900	$ 66	$ 1,333,900	$ 66
Agencies	1,000,310	44,330	-	-	1,000,310	44,330

Total	$ 1,000,310	$ 44,330	$ 1,333,900	$ 66	$ 2,334,210	$ 44,396

December 31, 2008
Mortgage-backed securities	$ -	$ -	$ 1,360,449	$ 45	$ 1,360,449	$ 45

Total	$ -	$ -	$ 1,360,449	$ 45	$ 1,360,449	$ 45

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Securities classified as available-for-sale are recorded at fair market value. Approximately 100% of the unrealized losses, or one individual security, consisted of securities in a continuous loss position for twelve months or more at June 30, 2009 and December 31, 2008. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securitiesbefore recovery of its amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Note 9 – United States Department of the Treasury Capital Purchase Program

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

Note 10 – Subsequent Events

There are no subsequent events coming to our attention which would require additional disclosure.

AB&T FINANCIAL CORPORATION

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2009 compared to December 31, 2008, and the results of operations for the three and six month periods ended June 30, 2009 and 2008. This discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in the Company’s 2008 Annual Report on Form 10-K . This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” "plan," and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the three months ended June 30, 2009, net interest income was $940,502 as compared to $1,075,852 for the same period in 2008. The average rate paid on interest-bearing liabilities for the three months ended June 30, 2009 and 2008 was 2.54% and 3.58%, respectively. The average rate realized on interest-earning assets was 4.60% and 5.80% for the three months ended June 30, 2009 and 2008, respectively. This decrease in the net interest income was primarily due to the reduction in interest rates by the Federal Reserve Board during the current economic recession. As a result, this led to decreases in prevailing interest rates that reduced the yields on the Bank’s loans and other interest-earning assets.

The net interest spread was 2.06% and 2.22% for the three month periods ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009, net interest income was $1,685,918 as compared to $2,283,983 for the same period in 2008. The average rate paid on interest-bearing liabilities for the six months ended June 30, 2009 and 2008 was 2.73% and 3.54%, respectively. The average rate realized on interest-earning assets was 4.70% and 6.04% for the six months ended June 30, 2009 and 2008, respectively. This decrease in the net interest income was partly due to the reduction in interest rates by the Federal Reserve Board during the economic downturn. As a result, this led to decreases in prevailing interest rates that reduced the yields on the Bank’s loans and other interest-earning assets.

The net interest spread was 1.97% and 2.50% for the six month periods ended June 30, 2009 and 2008, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management’s judgment is necessary to maintain the allowance for loan losses at an adequate level in relation to the risk of future losses inherent in the loan portfolio. For the three month periods ended June 30, 2009 and 2008 the provision was $305,760 and $150,252, respectively. For the six month periods ended June 30, 2009 and 2008 the provision was $647,074 and $322,241, respectively. Management feels that the reserve is appropriate to the risks held within the portfolio. On June 30, 2009, there were $1,489,720 in loans in nonaccrual status. On June 30, 2008, there were $770,094 in loans in nonaccrual status. Based on present information, management believes the allowance for loan losses is adequate at June 30, 2009 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses is 1.39% and 1.12% of total loans at June 30, 2009 and 2008, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, including management’s experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a increase of the Company’s net loss and, possibly, a reduction of its capital.

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Noninterest Income

Total noninterest income for the three months ended June 30, 2009 was $118,565 or .02% more than total noninterest income for the same period last year. The largest component of noninterest income for the three month period ended June 30, 2009 was service charges on deposit accounts, which totaled $98,868 or 41.11% higher than those for the three month period ended June 30, 2008. This increase was driven largely by the Company’s expanded efforts in the acquisition of retail demand deposit accounts. Rental income for the three months ended June 30, 2009 was $1,350 or 12.50% more than rental income for the three months ended June 30, 2008.

Total noninterest income for the six months ended June 30, 2009 was $227,745 or 33.83% more than total noninterest income for the same period last year. The largest component of noninterest income for the six month period ended June 30, 2009 was service charges on deposit accounts, which totaled $181,740 or 55.86% higher than those for the six month period ended June 30, 2008. This increase was driven largely by the Company’s expanded efforts in the acquisition of retail demand deposit accounts. Residential mortgage application fees for the six months ended June 30, 2009 were $12,405 or 265.39% more than residential mortgage application fees for the six months ended June 30, 2008.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2009 was $1,135,490 or 23.29% higher than total noninterest expense for the same period last year. The primary component of noninterest expense is salaries and benefits, which were $523,930 and $530,273 for the three months ended June 30, 2009 and 2008, respectively. Salaries and benefits decreased due to the decrease in the number of active employees and the reduction in the expense of accrued bonuses and other benefits. Other operating expenses were $475,630 and $279,124 for the three months ended June 30, 2009 and 2008, respectively. The increase in other operating expense for the three months ended June 30, 2009 was primarily the result of higher legal and accounting fees related to the merger with 1st Financial, and the one-time additional assessment imposed by the FDIC.

Total noninterest expense for the six months ended June 30, 2009 was $2,171,848 or 19.03% higher than total noninterest expense for the same period last year. The primary component of noninterest expense is salaries and benefits, which were $1,119,872 and $1,095,924 for the six months ended June 30, 2009 and 2008, respectively. Other operating expenses were $817,089 and $506,307 for the six months ended June 30, 2009 and 2008, respectively. The increase in other operating expense for the six months ended June 30, 2009 was primarily the result of higher legal and accounting fees related to the merger with 1st Financial and the one-time additional assessment imposed by the FDIC.

Income Taxes

For the three months ended June 30, 2009 and 2008, the effective income tax rate was 38.36% and 39.58%, respectively. The income tax benefit was $146,588, for the three months ended June 30, 2009 compared to an income tax provision of $48,729 for the three months ended June 30, 2008.

For the six months ended June 30, 2009 and 2008, the effective income tax rate was 38.35% and 39.30%, respectively. The income tax benefit was $347,186, or the six months ended June 30, 2009 compared to an income tax provision of $120,771 for the six months ended June 30, 2008.

Net Income (loss)

The combination of the above factors resulted in net loss of $235,595 for the three months ended June 30, 2009 compared to net income of $74,393 for the comparable period in 2008, a decrease of 416.69%.

For the six months ended June 30, 2009 and 2008, there was a net loss of $558,073 and net income of $186,571, respectively.

Assets and Liabilities

During the first six months of 2009, total assets increased $4,125,265 or 2.42% when compared to December 31, 2008. This increase was partly due to a slight increase in loans of $921,772 or .66% when compared to December 31, 2008. The increase is also due to the Company’s participation in the “TARP” Capital Repurchase Program in which the Company sold to the Treasury 3,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock and a warrant to purchase 80,153 shares of the Company’s common stock for an aggregate purchase price of $3.5 million in cash.

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Investment Securities

Investment securities totaled $8,034,370 as of June 30, 2009 as compared to $7,269,693 at December 31, 2008. Of this amount, $5,337,698 was designated as available-for-sale as of June 30, 2009. The other investments were nonmarketable equity securities consisting of $1,368,000 in Federal Home Loan Bank stock and a $45,180 investment in Community Bankers Bank stock, and time deposits with other banks totaling $1,283,492 at June 30, 2009.

Loans

Loans increased $921,722, or .66%, during the period. As shown below, the largest increase was in real estate – mortgage loans which increased $2,476,000 or 2.70%, to $94,184,000 at June 30, 2009. Real estate - construction loans increased $331,000, or 1.16%, to $28,925,000. Commercial and industrial loans decreased $1,961,000 or 10.70% to $16,359,000 at June 30, 2009. Consumer and other loans increased $75,772 or 7.23%, to $1,124,038. Balances within the major loans receivable categories as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Real estate – construction	$ 28,925,000	$ 28,594,000
Real estate – mortgage	94,184,000	91,708,000
Commercial and industrial	16,359,000	18,320,000
Consumer and other	1,124,038	1,048,266
Total gross loans	$140,592,038	$139,670,266

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment of the Company’s credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At June 30, 2009 and December 31, 2008, the Company had criticized loans totaling $2,589,463 and $1,722,862, respectively. At June 30, 2009 and December 31, 2008, the Company had classified loans totaling $8,696,010 and $5,569,588, respectively. At June 30, 2009, the Company had $1,489,720 or 1.06% of total gross loans in nonaccrual status and $25,533 in loans that were 90 days or more past due and still accruing.

The following table depicts the activity in the allowance for loan losses for the six months ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Balance, January 1	$ 1,935,702	$ 1,370,235
Provision for loan losses for the period	647,074	322,241
Net loans (charged-off) recovered during the period	(624,849)	(197,028)
Balance, June 30,	$ 1,957,927	$ 1,495,448
Gross loans outstanding, June 30,	$ 140,592,038	$ 133,373,402
Allowance for loan losses to loans outstanding	1.39%	1.12%

Deposits

Total deposits increased $5,084,747 or 4.19%, from December 31, 2008 to $126,402,765 at June 30, 2009. The largest increase was in other time deposits which increased $5,894,228 or 7.46% to $84,885,920 at June 30, 2009. Time deposits $100,000 and over increased $1,038,543, or 10.12% to $11,302,132 at June 30, 2009. There was a slight decrease in savings and money market accounts, which decreased $2,951,887 or 13.28%, to $19,281,135 at June 30, 2009. This decrease in savings and money market accounts is a combination of the Bank instituting a market pricing strategy and reducing the premium paid on certain deposits in order to maintain the long term improvement of its net interest margin. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank (“FHLB”) but do not require collateralization like FHLB borrowings. Expressed in percentages, noninterest-bearing deposits increased 21.20% and interest-bearing deposits increased 3.42%.

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Balances within the major deposit categories as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Noninterest-bearing transaction accounts	$ 6,345,773	$ 5,235,742
Interest-bearing transaction accounts	4,587,805	4,593,973
Savings and money market	19,281,135	22,233,022
Time deposits $100,000 and over	11,302,132	10,263,589
Other time deposits	84,885,920	78,991,692
Total deposits	$ 126,402,765	$ 121,318,018

Advances from Federal Home Loan Bank

The Bank did not borrow additional funds from the Federal Home Loan Bank of Atlanta (FHLB) during the first six months of 2009. The advances from the FHLB total $20,570,000 as of June 30, 2009 and $23,570,000 as of December 31, 2008. The Bank utilizes the advances to fund loans and general liquidity purposes.  Advances from the Federal Home Loan Bank consisted of the following at June 30, 2009:

Description	Interest Rate	Amount
Convertible rate advances maturing:
September 20, 2012	3.86%	$ 8,000,000
December 17, 2009	3.71%	5,000,000
Fixed rate advances maturing:
July 28, 2009	3.04%	4,570,000
August 28, 2009	3.02%	3,000,000
		$ 20,570,000

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

2009	$ 12,570,000
2010	-
2011	-
2012	8,000,000
$20,570,000

Liquidity

Liquidity needs are met by the Company through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The Company also has the capacity to pledge certain loans as collateral for additional borrowings from FHLB during times when the comparable interest rate is favorable to the interest rate on deposit products. As of June 30, 2009, the Company’s primary sources of liquidity included federal funds sold totaling $101,097 and securities available-for-sale totaling $5,337,698 and advances from the Federal Home Loan Bank of $20,570,000. Lines of credit available through correspondent banks to purchase federal funds totaled $7,500,000 at June 30, 2009.

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

Capital Resources

Total shareholders' equity increased $2,945,885 to $27,139,986 for the six month period ended June 30, 2009. This is primarily the result of the money the Bank received from the U.S. Department of Treasury Capital Purchase Program during the first quarter of $3,500,000, netted with the net loss for the period of $558,073, an unrealized loss, net of taxes, in securities available-for-sale of $19,477 and stock based compensation of $133,479.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of June 30, 2009 as well as the ratios to be considered "well capitalized."

The following table summarizes the Bank’s risk-based capital at June 30, 2009

Shareholders' equity	$ 27,139,986
Plus – unrealized (gain) loss on available-for-sale securities	(46,388)
Tier 1 capital	$ 27,093,598
Plus - allowance for loan losses(1)	1,728,000
Total capital	$ 28,821,598
Risk-weighted assets	$ 138,047,000
Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	19.59%
Total capital (to risk-weighted assets)	20.84%
Leverage ratio	16.02%

     (1) Limited to 1.25% of risk-weighted assets

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Company’s customers at predetermined interest rates for a specified period of time. At June 30, 2009, the Company had issued commitments to extend credit of $11,519,986 through various types of commercial lending arrangements. All of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2009.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Greater Than One Year	Total
Unused commitments to extend credit	$ 676,978	$ 1,027,302	$ 1,918,977	$ 7,717,034	$ 11,340,291
Standby letters of credit	179,695	-	-	-	179,695
Totals	$ 856,673	$ 1,027,302	$ 1,918,977	$ 7,717,034	$ 11,519,986

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

Item 4T. Controls and Procedures

(a)     Based on their evaluation of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of June 30, 2009, our chief executive officer and chief financial officer concluded that such controls and procedures were effective.

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

By:     /s/Daniel C. Ayscue

Daniel C. Ayscue
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: August 14, 2009

EXHIBIT INDEX

Exhibit
Number Description of Exhibit

31 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

32 Certification pursuant to 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 31

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

I,      Daniel C. Ayscue, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AB&T Financial Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2009                 /s/Daniel C. Ayscue

   Daniel C. Ayscue

   President and Chief Executive Officer

   (Principal Executive Officer and Principal Financial Officer)

Exhibit 32

Certification pursuant to 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-Q filed by AB&T Financial Corporation (the "Registrant") for the quarter ended June 30, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Registrant on the dates and for the periods presented therein.

Date: August 14, 2009                    /s/Daniel C. Ayscue

                                                                Daniel C. Ayscue

                                                                President and Chief Executive Officer

                                                                (Principal Executive Officer and Principal Financial Officer)