Form 10-Q
period 2009-09-30
AB&T Financial CORP
filed 2009-11-16
CIK 1435161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

2,668,205 shares of common stock, $1.00 par value, as of November 13, 2009

AB&T FINANCIAL CORPORATION

INDEX

PART I – FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets – September 30, 2009 and December 31, 2008	4

Consolidated Statements of Operations – Nine months ended September 30, 2009 and 2008 and three months ended September 30, 2009 and 2008	5

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) -
Nine months ended September 30, 2009 and 2008	6

Consolidated Statements of Cash Flows – Nine months ended September 30 , 2009 and 2008	7

Notes to Consolidated Financial Statements	8-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

Item 4T. Controls and Procedures	23

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 6. Exhibits	23

AB&T FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from banks	$ 17,578,269	$ 8,159,812
Federal funds sold	622,369	9,008,817
Total cash and cash equivalents	18,200,638	17,168,629
Time deposits with other banks	1,295,335	1,260,199
Securities available for sale at fair value	5,268,599	4,638,214
Nonmarketable equity securities	1,413,180	1,371,280
Total investments	7,977,114	7,269,693
Loans receivable	140,881,088	139,670,266
Less allowance for loan losses	(3,639,839)	(1,935,702)
Loans, net	137,241,249	137,734,564
Premises, furniture and equipment, net	3,995,521	4,157,724
Accrued interest receivable	562,631	518,504
Other real estate owned	1,876,997	2,296,290
Deferred tax asset	3,053,104	924,187
Other assets	216,891	240,714
Total assets	$ 173,124,145	$ 170,310,305
Liabilities
Deposits
Noninterest-bearing transaction accounts	$ 5,328,908	$ 5,235,742
Interest-bearing transaction accounts	5,077,826	4,593,973
Savings and money market	20,820,492	22,233,022
Time deposits $100,000 and over	7,336,129	10,263,589
Other time deposits	80,296,697	78,991,692
Total deposits	118,860,052	121,318,018
Borrowed funds	14,783,069	1,068,339
FHLB advances	13,000,000	23,570,000
Accrued interest payable	75,094	109,043
Other liabilities	152,998	50,804
Total liabilities	146,871,213	146,116,204

Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, issued and outstanding – 3,500 at September 30, 2009. None at December 31, 2008	3,379,830	-
Common stock, $1.00 par value; 11,000,000 shares authorized, issued and outstanding – 2,678,205 at September 30, 2009 and December 31, 2008	2,678,205	2,678,205
Treasury stock, at cost (10,000 shares at September 30, 2009 and no shares in 2008)	(55,600)	-
Warrants	136,850	-
Capital surplus	21,709,848	21,607,455
Retained deficit	(1,701,459)	(157,424)
Accumulated other comprehensive income	105,258	65,865
Total shareholders’ equity	26,252,932	24,194,101
Total liabilities and shareholders’ equity	$ 173,124,145	$ 170,310,305

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$ 1,740,062	$ 2,134,935	$ 5,099,541	$ 6,438,592
Investment securities, taxable	59,535	48,953	189,466	152,882
FHLB, interest and dividends	2,865	19,105	2,865	49,273
Federal funds sold	119	42,780	4,623	175,328
Time deposits with other banks	19,112	21,778	56,640	57,969
Total	1,821,693	2,267,551	5,353,135	6,874,044

Interest expense:
Time deposits $100,000 and over	204,211	606,891	439,064	1,855,106
Other deposits	398,279	254,408	1,601,892	992,666
Other interest expense	153,062	214,962	560,120	550,999
Total	755,552	1,076,261	2,601,076	3,398,771

Net interest income	1,066,141	1,191,290	2,752,059	3,475,273
Provision for loan losses	1,711,572	330,629	2,358,646	652,870

Net interest income after provision
for loan losses	(645,431)	860,661	393,413	2,822,403

Other operating income:
Service charges on deposit accounts	106,452	66,422	288,192	183,029
Residential mortgage application fees	-	-	12,405	3,395
Rental income	1,225	-	3,475	2,400
Other service charges, commission and fees	7,848	17,339	39,198	65,116
Total	115,525	83,761	343,270	253,940

Other operating expenses:
Salaries and employee benefits	529,063	556,980	1,648,935	1,652,904
Occupancy expense	46,194	55,662	146,258	141,576
Furniture and equipment expense	51,023	52,083	147,090	155,533
Loss on sale of other real estate	-	61,984	51,783	94,968
Other operating expenses	405,668	315,147	1,222,757	821,454
Total	1,031,948	1,041,856	3,216,823	2,866,435

Income (loss) before income taxes	(1,561,854)	(97,434)	(2,480,140)	209,908
Income tax expense (benefit)	(605,599)	(36,401)	(952,785)	84,370

Net income (loss)	$ (956,255)	$ (61,033)	$ (1,527,355)	$ 125,538

Accretion of preferred stock to redemption value	6,078	-	16,680	-
Preferred stock dividends	43,750	-	131,250	-
Net income (loss) available to
common shareholders	$ (1,006,083)	$ (61,033)	$ (1,675,285)	$ 125,538

Income (loss) per common share
Basic income (loss) per common share	$ (0.38)	$ (0.02)	$ (0.63)	$ 0.05
Diluted income (loss) per common share	$ (0.38)	$ (0.02)	$ (0.63)	$ 0.05

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
For the nine months ended September 30, 2009 and 2008

(dollars in thousands except for share data)

(Unaudited)

	Common Stock		Preferred Stock					Accumu- lated Other
	Shares	Amount	Shares	Amount	Treasury Stock	Warrants	Capital Surplus	Compre- hensive Income (loss)	Retained Earnings (Deficit)	Total

Balance, December 31, 2007	2,678,205	$ 13,391	-	$ -	$ -	$ -	$ 10,713	$ 14	$ 356	$ 24,474
Net income									126	126

Other comprehensive loss, net of tax								15		15

Comprehensive income										141
Stock-based employee compensation							105			105

Balance
September 30, 2008	2,678,205	$ 13,391	-	$ -	$ -	$ -	$ 10,818	$ 29	$ 482	$ 24 720

Balance, December 31, 2008	2,678,205	$ 2,678	-	$ -	$ -	$ -	$ 21,607	$ 66	$ (157)	$ 24,194

Net loss									(1,527)	(1,527)

Other comprehensive income, net of tax								39		39

Comprehensive loss										(1,488)

Issuance of preferred stock			3,500	3,363						3,363

Issuance of common stock warrants						137				137

Accretion of preferred stock to redemption value				17					(17)	-

Dividends, preferred							(98)			(98)

Purchase of Treasury stock (10,000 shares)					(56)					(56)

Stock-based employee compensation expense							201			201

Balance
September 30, 2009	2,678,205	$ 2,678	3,500	$ 3,380	$ (56)	$ 137	$ 21,710	$ 105	$ (1,701)	$26,253

See notes to consolidated financial statements

Consolidated Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008

(Unaudited)

	For the nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ (1,527,355)	$ 125,538
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,358,646	652,870
Depreciation and amortization expense	162,166	138,206
Discount accretion and premium amortization	406,871	(1,864)
Deferred income tax benefit	(977,942)	(132,681)
(Increase) decrease in interest receivable	(44,127)	45,640
(Decrease) increase in interest payable	(33,949)	84,332
Decrease (increase) in other assets	23,823	(162,109)
Increase (decrease) in other liabilities	102,194	(200,002)
Loss on sale of other real estate	51,783	94,968
Gain on sale of other assets	(13,656)	-
Stock based compensation expense	200,587	105,804
Net cash provided by operating activities	709,041	750,702

Cash flows from investing activities:
Purchase of securities available for sale	(1,045,600)	-
Purchase of nonmarketable equity securities	(41,900)	(809,100)
Sale of nonmarketable equity securities	-	270,000
Purchase of certificates of deposit from other banks	(35,136)	-
Calls and maturities of securities available for sale	72,870	344,468
Net increase in loans receivable	(3,107,747)	(25,153,012)
Proceeds from sale of other real estate	433,819	293,695
Proceeds from sale of premises, furniture and equipment	37,656	-
Purchases of premises, furniture, and equipment	(23,963)	(567,186)
Net cash used by investing activities	(3,710,001)	(25,621,135)

Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(835,511)	(7,829,604)
Net increase (decrease) in certificates of deposit and other time deposits	(1,622,455)	23,049,528
Net increase in borrowed funds	13,714,730	909,367
Proceeds from issuance of preferred stock, net	3,363,150	-
Net (decrease) increase in advances from FHLB	(10,570,000)	10,570,000
Dividends paid	(98,195)	-
Purchase of treasury stock	(55,600)	-
Proceeds from issuance of stock warrants	136,850	-
Net cash provided by financing activities	4,032,969	26,699,291

Net increase in cash and cash equivalents	$ 1,032,009	$ 1,828,858

Cash and cash equivalents, beginning of period	$ 17,168,629	$ 18,460,616

Cash and cash equivalents, end of period	$ 18,200,638	$ 20,289,474

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Merger

On February 16, 2009, AB&T Financial Corporation (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 1st Financial Services Corporation (“1st Financial”) pursuant to which the Company would have merged with and into 1st Financial (the “Merger”). The merger agreement was terminated on October 1, 2009.

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

Note 3 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated to omit disclosures, which would substantially duplicate those contained in the Company’s 2008 Annual Report on Form 10-K. The financial statements as of September 30, 2009 and for the interim periods ended September 30, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2009.

The preparation of the consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America (GAAP) which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates and assumptions.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 13, 2009, the date the financial statements were available to be issued.

Note 4 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification.  Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

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

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

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

Notes to Consolidated Financial Statements

(Unaudited)

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

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

 Notes to Consolidated Financial Statements

(Unaudited)

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 5 – Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine month periods ended September 30, 2009 and September 30, 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Unrealized gains on securities available for sale	$ 96,429	$ 71,896	$ 64,526	$ 24,356
Reclassification of (gains) losses recognized in net income	-	-	-	-
Income tax expense	(37,559)	(28,003)	(25,133)	(9,487)

Other comprehensive income	$ 58,870	$ 43,893	$39,393	$ 14,869

Notes to Consolidated Financial Statements

(Unaudited)

Note 6 – Income per share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.

                                                                                                    Three months ended September 30, 2009

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Loss available to common shareholders	$ (1,006,083)	2,668,205	$ (0.38)
Effect of dilutive securities
Stock options	-	-
Dilutive loss per share
Loss available to common shareholders plus assumed conversions	$ (1,006,083)	2,668,205	$ (0.38)

                                                                                                       Three months ended September 30, 2008

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Loss available to common shareholders	$ (61,033)	2,678,205	$ (0.02)
Effect of dilutive securities
Stock options	-	-
Dilutive loss per share
Loss available to common shareholders plus assumed conversions	$ (61,033)	2,678,205	$ (0.02)

                                                                                                            Nine months ended September 30, 2009

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Loss available to common shareholders	( $1,675,285)	2,668,205	($ 0.63)
Effect of dilutive securities
Stock options	-	-
Dilutive earnings per share
Loss available to common shareholders plus assumed conversions	( $1,675,285)	2,668,205	($ 0.63)

                                                                                                               Nine months ended September 30, 2008

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$ 125,538	2,678,205	$ 0.05
Effect of dilutive securities
Stock options	-	-
Dilutive earnings per share
Income available to common shareholders plus assumed conversions	$ 125,538	2,678,205	$ 0.05

Notes to Consolidated Financial Statements

(Unaudited)

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

The following is a description of the valuation methodologies used for assets and liabilities recorded at fair value.

Investment securities held as available-for-sale are recorded at fair value on a recurring basis. Available-for-sale investment securities ($5,268,599 at September 30, 2009) are the only assets whose fair values are measured on a recurring basis using level 2 inputs. The Company has no assets or liabilities whose fair values are measured on a recurring basis using level 1 or level 3 inputs.

Loans are not recorded at fair value on a recurring basis but are subject to a fair value adjustment in certain circumstances. When it is probable that the payment of interest and principal will not be repaid in accordance with the contractual terms of the loan agreement, it is considered to be impaired and an allowance for loan losses is established. The fair value of loans which are deemed to be impaired are estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Collateral fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs.

The Company is predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans.

The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy (as described above) as of September 30, 2009 for which a nonrecurring change in fair value has been recorded during the period ending September 30, 2009.

Carrying Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
Impaired Loans	$ 4,987,036		$ 4,987,036
Other Real Estate Owned	$ 1,876,997			$ 1,876,997

The Company has no other assets or liabilities whose fair values are measured using level 3 inputs.

Notes to Consolidated Financial Statements

(Unaudited)

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

Notes to Consolidated Financial Statements

(Unaudited)

The carrying values and estimated fair values of the Company's financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$ 17,578,269	$ 17,578,269	$ 8,159,812	$ 8,159,812
Federal funds sold	622,369	622,369	9,008,817	9,008,817
Time deposits with other banks	1,295,335	1,295,335	1,260,199	1,260,199
Securities available-for-sale	5,268,599	5,268,599	4,638,214	4,638,214
Nonmarketable equity securities	1,413,180	1,413,180	1,371,280	1,371,280
Loans receivable, net	140,881,088	140,331,839	139,670,266	139,675,381
Accrued interest receivable	562,631	562,631	518,504	518,504
Financial Liabilities:
Demand deposit, interest-bearing
transaction, and savings accounts	31,227,226	31,227,226	32,062,737	32,062,737
Certificates of deposit and other
time deposits	87,632,826	87,657,000	89,255,281	89,387,773
Federal funds purchased and
securities sold under agreements to repurchase	14,783,069	14,783,069	1,068,339	1,068,339
Federal Home Loan Bank advances	13,000,000	13,000,000	23,750,000	23,570,000
Accrued interest payable	75,094	75,094	109,043	109,043

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$ 12,063,845	$ -	$ 12,131,000	$ -
Financial standby letters of credit	179,695	-	179,695	-

Note 8 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
September 30, 2009
Mortgage-backed securities	$ 4,052,705	$ 166,232	$ -	$ 4,218,937
Agencies	1,043,480	6,182	-	1,049,662
Total	$ 5,096,185	$ 172,414	$ -	$ 5,268,599

December 31, 2008
Mortgage-backed securities	$ 4,530,327	$ 107,932	$ 45	$ 4,638,214
Total	$ 4,530,327	$ 107,932	$ 45	$ 4,638,214

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of maturities of securities available-for-sale as of September 30, 2009. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$ -	$ -
Due after one year but within five years	114,873	119,216
Due after five years but within ten years	2,981,273	3,033,753
Due after ten years	2,000,040	2,115,630
	$ 5,096,186	$ 5,268,599

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008. There were no unrealized losses at September 30, 2009:

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2008
Mortgage-backed securities	$ -	$ -	$1,360,449	$ 45	$ 1,360,449	$ 45

Total	$ -	$ -	$1,360,449	$ 45	$ 1,360,449	$ 45

Note 9 - United States Department of the Treasury Capital Purchase Program

On January 23, 2009, the Company entered into a Letter Agreement, with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company issued and sold to the Treasury (1) 3,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) and (2) a warrant to purchase 80,153 shares of the Company’s common stock, $1.00 par value per share, for an aggregate purchase price of $3,500,000 in cash. The Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Company may redeem the Preferred Stock subject to consultation with the appropriate federal banking agency.  The Preferred Stock is generally nonvoting. The warrant has a 10-year term and is immediately exercisable upon its issuance, with an initial per share exercise price of $6.55. The warrant has anti-dilution protections, registration rights, and certain other protections for the holder. If the Company receives aggregate gross cash proceeds of not less than $3,500,000 from Qualified Equity Offerings on or prior to December 31, 2009, the number of shares of common stock issuable pursuant to the Treasury’s exercise of the warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the warrant. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2009 compared to December 31, 2008, and the results of operations for the three and nine month periods ended September 30, 2009 and 2008. This discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in the Company’s 2008 Annual Report on Form 10-K . This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” "plan," and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the three months ended September 30, 2009, net interest income was $1,066,141 as compared to $1,191,290 for the same period in 2008. The average rate paid on interest-bearing liabilities for the three months ended September 30, 2009 and 2008 was 2.22% and 3.24%, respectively. The average rate realized on interest-earning assets was 4.71% and 5.84% for the three months ended September 30, 2009 and 2008, respectively. This decrease in the net interest income was primarily due to the reduction in interest rates by the Federal Reserve Board during the current economic recession. As a result, this led to decreases in prevailing interest rates that reduced the yields on the Bank’s loans and other interest-earning assets.

The net interest spread was 2.49% and 2.60% for the three month periods ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009, net interest income was $2,752,059 as compared to $3,475,273 for the same period in 2008. The average rate paid on interest-bearing liabilities for the nine months ended September 30, 2009 and 2008 was 2.56% and 3.34%, respectively. The average rate realized on interest-earning assets was 4.63% and 6.17% for the nine months ended September 30, 2009 and 2008, respectively. This decrease in the net interest income was partly due to the reduction in interest rates by the Federal Reserve Board during the economic downturn. As a result, this led to decreases in prevailing interest rates that reduced the yields on the Bank’s loans and other interest-earning assets.

The net interest spread was 2.07% and 2.83% for the nine month periods ended September 30, 2009 and 2008, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management’s judgment is necessary to maintain the allowance for loan losses at an adequate level in relation to the risk of future losses inherent in the loan portfolio. For the three month periods ended September 30, 2009 and 2008 the provision was $1,711,572 and $330,629, respectively. For the nine month periods ended September 30, 2009 and 2008 the provision was $2,358,646 and $652,870, respectively. On September 30, 2009, there were $4,987,036 in loans in nonaccrual status. On September 30, 2008, there were $1,594,204 in loans in nonaccrual status. Based on present information, management believes the allowance for loan losses is adequate at September 30, 2009 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses is 2.58% and 1.16% of total loans at September 30, 2009 and 2008, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, including management’s experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a increase of the Company’s net loss and, possibly, a reduction of its capital.

Noninterest Income

Total noninterest income for the three months ended September 30, 2009 was $115,525 or 37.92% more than total noninterest income for the same period last year. The largest component of noninterest income for the three month period ended September 30, 2009 was service charges on deposit accounts, which totaled $106,452 or 60.27% higher than those for the three month period ended September 30, 2008. This increase was driven largely by the Company’s expanded efforts in the acquisition of retail demand deposit accounts. Rental income for the three months ended September 30, 2009 was $1,225. There was no rental income for the three months ended September 30, 2008.

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Total noninterest income for the nine months ended September 30, 2009 was $343,270 or 35.18% more than total noninterest income for the same period last year. The largest component of noninterest income for the nine month period ended September 30, 2009 was service charges on deposit accounts, which totaled $288,192 or 57.46% higher than those for the nine month period ended September 30, 2008. This increase was driven largely by the Company’s expanded efforts in the acquisition of retail demand deposit accounts. Residential mortgage application fees for the nine months ended September 30, 2009 were $12,405 or 265.39% more than residential mortgage application fees for the nine months ended September 30, 2008.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2009 was $1,031,948 or 0.95% less than total noninterest expense for the same period last year. The primary component of noninterest expense is salaries and benefits, which were $529,063 and $556,980 for the three months ended September 30, 2009 and 2008, respectively. Salaries and benefits decreased due to the decrease in the number of active employees and the reduction in the expense of accrued bonuses and other benefits. Other operating expenses were $405,668 and $315,147 for the three months ended September 30, 2009 and 2008, respectively. The increase in other operating expense for the three months ended September 30, 2009 was primarily the result of higher legal and accounting fees related to the merger with 1st Financial, and the one-time additional assessment imposed by the FDIC.

Total noninterest expense for the nine months ended September 30, 2009 was $3,216,823 or 12.22% higher than total noninterest expense for the same period last year. The primary component of noninterest expense is salaries and benefits, which were $1,648,935 and $1,652,904 for the nine months ended September 30, 2009 and 2008, respectively. Other operating expenses were $1,222,757 and $821,454 for the nine months ended September 30, 2009 and 2008, respectively. The increase in other operating expense for the nine months ended September 30, 2009 was primarily the result of higher legal and accounting fees related to the merger with 1st Financial and the one-time additional assessment imposed by the FDIC.

Income Taxes

For the three months ended September 30, 2009 and 2008, the effective income tax rate was 38.77% and 37.36%, respectively. The income tax benefit was $605,599, for the three months ended September 30, 2009 compared to an income tax benefit of $36,401 for the three months ended September 30, 2008.

For the nine months ended September 30, 2009 and 2008, the effective income tax rate was 38.42% and 40.19%, respectively. The income tax benefit was $952,785, for the nine months ended September 30, 2009 compared to an income tax provision of $84,370 for the nine months ended September 30, 2008.

Net Income (loss)

The combination of the above factors resulted in net loss of $956,255 for the three months ended September 30, 2009 compared to net loss of $61,033 for the comparable period in 2008, a increase of 1,466.78%.

For the nine months ended September 30, 2009 and 2008, there was a net loss of $1,527,355 and net income of $125,538, respectively.

Assets and Liabilities

During the first nine months of 2009, total assets increased $2,813,840 or 1.65% when compared to December 31, 2008. The increase is primarily due to the Company’s participation in the “TARP” Capital Purchase Program in which the Company sold to the Treasury 3,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock and a warrant to purchase 80,153 shares of the Company’s common stock for an aggregate purchase price of $3.5 million in cash. In addition, we experienced a slight increase in loans of $1,210,822, or 0.87% during the nine months ended September 30, 2009, however this was offset by an increase in the allowance for loan losses to $3,639,839 at September 30, 2009 up from $1,935,702 at December 31, 2008.

Investment Securities

Investment securities totaled $7,977,114 as of September 30, 2009 as compared to $7,269,693 at December 31, 2008. Of this amount, $5,268,599 was designated as available-for-sale as of September 30, 2009. The other investments were nonmarketable equity securities consisting of $1,368,000 in Federal Home Loan Bank stock and a $45,180 investment in Community Bankers Bank stock, and time deposits with other banks totaling $1,295,335 at September 30, 2009.

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Loans

Loans increased $1,210,822, or 0.87%, during the period. As shown below, the largest increase was in real estate – mortgage loans which increased $2,035,000 or 2.22%, to $93,743,000 at September 30, 2009. Real estate - construction loans increased $953,000, or 3.33%, to $29,547,000. Commercial and industrial loans decreased $1,609,000 or 8.78% to $16,711,000 at September 30, 2009. Consumer and other loans decreased $168,178 or 16.04%, to $880,088. Balances within the major loans receivable categories as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Real estate – construction	$ 29,547,000	$ 28,594,000
Real estate – mortgage	93,743,000	91,708,000
Commercial and industrial	16,711,000	18,320,000
Consumer and other	880,088	1,048,266
Total gross loans	$ 140,881,088	$ 139,670,266

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment of the Company’s credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At September 30, 2009 and December 31, 2008, the Company had criticized loans totaling $2,790,518 and $1,722,862, respectively. At September 30, 2009 and December 31, 2008, the Company had classified loans totaling $8,640,066 and $5,569,588, respectively. At September 30, 2009, the Company had $4,987,035 or 3.54% of total gross loans in nonaccrual status and $2,117,116 in loans that were 90 days or more past due and still accruing.

The following table depicts the activity in the allowance for loan losses for the nine months ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
Balance, January 1	$ 1,935,702	$ 1,370,235
Provision for loan losses for the period	2,358,646	652,870
Net loans (charged-off) recovered during the period	(654,509)	(376,599)
Balance, September 30,	$ 3,639,839	$ 1,646,506
Gross loans outstanding, September 30,	$ 140,881,088	$ 142,193,513
Allowance for loan losses to loans outstanding	2.58%	1.16%

Deposits

Total deposits decreased $2,457,966 or 2.03%, from December 31, 2008 to $118,860,052 at September 30, 2009. The largest increase was in Interest-bearing transaction accounts which increased $483,853 or 10.53% to $5,077,826 at September 30, 2009. Total time deposits decreased $1,622,455, or 1.82% to $87,632,826 at September 30, 2009.  This decrease was due to the decision of management to decrease the concentration of brokered deposits.  There was a slight decrease in savings and money market accounts, which decreased $1,412,530 or 6.35%, to $20,820,492 at September 30, 2009. This decrease in savings and money market accounts is a combination of the Bank instituting a market pricing strategy and reducing the premium paid on certain deposits in order to maintain the long term improvement of its net interest margin.   These decreases were partially offset by increases in interest-bearing and non-interest bearing transaction accounts which, in total, increased $577,019, or 5.87% since December 31, 2008.  Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank (“FHLB”) but do not require collateralization like FHLB borrowings. Expressed in percentages, noninterest-bearing deposits increased 1.78% and interest-bearing deposits decreased 2.20%.

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Balances within the major deposit categories as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Noninterest-bearing transaction accounts	$ 5,328,908	$ 5,235,742
Interest-bearing transaction accounts	5,077,826	4,593,973
Savings and money market	20,820,492	22,233,022
Time deposits $100,000 and over	7,336,129	10,263,589
Other time deposits	80,296,697	78,991,692
Total deposits	$ 118,860,052	$ 121,318,018

Advances from Federal Home Loan Bank

The Bank did not borrow additional funds from the Federal Home Loan Bank of Atlanta (FHLB) during the first nine months of 2009. The advances from the FHLB total $13,000,000 as of September 30, 2009 and $23,570,000 as of December 31, 2008. The Bank utilizes the advances to fund loans and general liquidity purposes.  Advances from the Federal Home Loan Bank consisted of the following at September 30, 2009:

Description	Interest Rate	Amount
Convertible rate advances maturing:
September 20, 2012	3.86%	$ 8,000,000
December 17, 2009	3.71%	5,000,000
		$ 13,000,000

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

2009	$ 5,000,000
2010	-
2011	-
2012	8,000,000
$13,000,000

Liquidity

Liquidity needs are met by the Company through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The Company also has the capacity to pledge certain loans as collateral for additional borrowings from FHLB during times when the comparable interest rate is favorable to the interest rate on deposit products. As of September 30, 2009, the Company’s primary sources of liquidity included cash and equivalents of $17,578,269, federal funds sold totaling $622,369 and securities available-for-sale totaling $5,268,599, credit availability with the Federal Home Loan Bank of $1,367,398, unused lines of credit with  correspondent banks to purchase federal funds totaled $4,000,000 at September 30, 2009.

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

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Capital Resources

Total shareholders' equity increased $2,058,831 to $26,252,932 for the nine month period ended September 30, 2009. This is primarily the result of the money the Bank received from the U.S. Department of Treasury Capital Purchase Program during the first quarter of $3,500,000, netted with the net loss for the period of $1,527,355 an unrealized gain, net of taxes, in securities available-for-sale of $39,393 and stock based compensation expense of $200,587.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 2009 as well as the ratios to be considered "well capitalized."

The following table summarizes the Bank’s risk-based capital at September 30, 2009

Shareholders' equity	$ 26,252,932
Plus – unrealized (gain) loss on available-for-sale securities	(105,258)
Tier 1 capital	$ 26,147,674
Plus - allowance for loan losses(1)	1,744,000
Total capital	$ 27,891,674
Risk-weighted assets	$ 137,656,000
Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	19.00%
Total capital (to risk-weighted assets)	20.26%
Leverage ratio	15.58%

     (1) Limited to 1.25% of risk-weighted assets

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Company’s customers at predetermined interest rates for a specified period of time. At September 30, 2009, the Company had issued commitments to extend credit of $12,243,540 through various types of commercial lending arrangements. All of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2009.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Greater Than One Year	Total
Unused commitments to extend credit	$ 21,827	$ 1,145,154	$ 3,990,153	$ 6,906,711	$ 12,063,845
Standby letters of credit	179,695	-	-	-	179,695
Totals	$ 201,522	$ 1,145,154	$ 3,990,153	$ 6,906,711	$ 12,243,540

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

Item 4T. Controls and Procedures

(a)     Based on their evaluation of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of September 30, 2009, our chief executive officer and chief financial officer concluded that such controls and procedures were effective.

(b)     There was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held a special meeting of shareholders on September 9, 2009.

The holders of the Company's common stock voted to approve the Agreement and Plan of Merger, dated as of February 16, 2009, between the Company and 1st Financial Services Corporation, and to approve the transactions contemplated by the merger agreement, including the merger of the Company into 1st Financial and the conversion of (1) outstanding shares of the Company's common stock into the right to receive shares of 1st Financial's common stock and (2) the conversion of each outstanding share of the Company's preferred stock into the right to receive a share of 1st Financial's preferred stock.  1,708,942 shares were voted in favor of this proposal, 106,028 shares were voted against this proposal, and 933 shares abstained.  There were no broker non-votes.

The holders of the Company's common stock also approved a proposal to authorize the Company's management to adjourn the special meeting for up to 120 days, if necessary, to allow additional time to solicit votes needed to approve the merger agreement.  1,692,254 shares were voted in favor of the proposal, 120,841 shares were voted against this proposal, and 2,808 shares abstained.  There were no broker non-votes.

The sole shareholder of the Company's fixed rate cumulative perpetual preferred stock, series A, approved the merger agreement by written consent.

The merger agreement was subsequently terminated by the Company's board of directors on October 1, 2009.

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

Date: November 13, 2009

EXHIBIT INDEX

Exhibit
Number          Description of Exhibit

31                   Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

32              Certification pursuant to 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002