Form 10-K
period 2009-12-31
AB&T Financial CORP
filed 2010-03-30
CIK 1435161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

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
[x] Yes                                [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ] Yes [  ] No

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes      [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $13,993,662.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:  2,668,205 shares of common stock outstanding as of March 30, 2010

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement for the 2010 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

AB&T Financial Corporation (the “Company” or the “Registrant”) was incorporated under the laws of the State of North Carolina on June 25, 2007. On May 14, 2008, the Company became the sole owner of all of the capital stock of Alliance Bank & Trust Company (the “Bank”). Alliance Bank & Trust Company is a state-chartered bank which was organized and incorporated under the laws of the State of North Carolina in September 2004. The Bank is not a member of the Federal Reserve System. The Bank commenced operations on September 8, 2004.

The Bank is headquartered in Gastonia, North Carolina and currently conducts business in two North Carolina counties through four full-service branch offices. The principal business activity of the Bank is to provide commercial banking services to domestic markets, principally in Gaston and Cleveland counties. As a state-chartered bank, the Bank is subject to regulation by the North Carolina Office of the Commissioner of Banks and the Federal Deposit Insurance Corporation. The Company is also regulated, supervised and examined by the Federal Reserve. The consolidated financial statements include the accounts of the parent company and its wholly owned subsidiary after elimination of all significant intercompany balances and transactions.

The Company applied and was approved for participation in the “TARP” Capital Purchase Program in late 2008.  On January 23, 2009, the Company issued and sold to the United States Department of the Treasury (1) 3,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant to purchase 80,153 shares of the Company’s common stock for an aggregate purchase price of $3.5 million in cash.  The preferred stock qualifies as Tier 1 capital.

Merger

On February 16, 2009, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with 1st Financial Services Corporation, Hendersonville, NC (1st Financial) pursuant to which the Company was to merge with and into 1st Financial (the Merger). The merger agreement was terminated on October 1, 2009.

Primary Market Area

The Registrant's Primary Market Area (“PMA”) consists of Gaston and Cleveland Counties.  The PMA has a population of over 306,000 with an average median household income of over $43,000.

At June 30, 2009, total deposits in the Registrant’s PMA exceeded $3.7 billion.  As of December 31, 2009, the PMA reported moderate levels of unemployment (13.9% in Gaston County and 15.1% in Cleveland County) compared to state and national averages (10.8% and 9.3%, respectively). The leading economic components of Gaston and Cleveland Counties are manufacturing, services and retail trade.  The largest employers in the Registrant’s PMA include Caromont Health, Gaston County Schools, Wal-Mart Distribution Center, Wix Filtration Corp., Pharr Yarns, Sara Lee Corp., Cleveland Regional Medical Center, PPG Industries, Freightliner, Gaston County Administration and Gardner-Webb University.

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

Deposit Insurance. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund, or DIF, of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessment.  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 temporarily raised the standard minimum deposit insurance amount (the “SMDIA”) from $100,000 to $250,000 per depositor until December 31, 2009.  On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the SMDIA to $250,000 per depositor through December 31, 2013. On January 1, 2014, the SMDIA will return to $100,000 per depositor for all account categories except IRAs and certain other retirement accounts, which will remain at $250,000 per depositor, unless a new law is enacted before then to extend the increased deposit insurance limits.

The FDIC recently amended its risk-based deposit assessment system to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, or the Reform Act. Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I contains well-capitalized banks with only a few minor weaknesses. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and for the period effective January 1, 2009 through March 31, 2009 (payment dated June 30, 2009 based on March 31, 2009 data) range from 12 to 14 basis points for the healthiest institutions (Risk Category I) to 50 basis points of assessable deposits for the riskiest (Risk Category IV). Effective April 1, 2009, the FDIC has introduced three adjustments that could be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount.  The new rates will range from 7 to 24 basis points for the healthiest institutions (Risk Category I) to 43 to 77.5 basis points of assessable deposits for the riskiest (Risk Category IV).

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

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA).  The EESA established two major initiative programs; the Capital Purchase Program (CPP) and the Temporary Liquidity Guarantee Program (TLG). The TLG provided for two separate FDIC guarantee programs in which the Company chose to participate.   For the first program, the FDIC will guarantee newly issued senior unsecured debt issued between October 14, 2008, and June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. The amount of debt covered by the guarantee may not exceed 125 percent of debt that was outstanding as of September 30, 2008 and scheduled to mature before June 30, 2009. If an insured depository institution had no eligible debt outstanding at September 30, 2008, the debt guarantee limit was established at 2% of total liabilities at September 30, 2008.  For eligible debt issued on or before June 30, 2009, coverage would only be provided until June 30, 2012, even if the liability has not matured.  The second program guarantees non-interest bearing transaction accounts to an unlimited amount.  Additional assessment fees apply to funds guaranteed under these programs.

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

On May 22, 2009, the FDIC announced that it would levy a special assessment on insured institutions as part of its effort to rebuild the deposit insurance fund. The special assessment equaled five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. The amount of the Bank’s special assessment was $73,671.

On November 12, 2009, the FDIC voted to require all FDIC insured depository institutions to prepay risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The prepaid assessments are designed to provide the FDIC with additional liquid assets for the deposit insurance fund, which have been used to protect depositors of failed institutions and have been exchanged for less liquid claims against the assets of failed institutions.  The FDIC projected that if no action is taken, its liquidity needs to resolve failures could exceed its liquid assets beginning in the first quarter of 2010.  The prepaid assessment for all insured institutions was collected on December 30, 2009.  For the fourth quarter of 2009 and all of 2010, the prepaid assessment was based on an institution’s total base assessment rate in effect on September 30, 2009.  That rate will be increased by 3 basis points for the 2011 and 2012 prepayments and a quarterly five percent deposit growth rate is also built into the calculation.

On December 30, 2009, the Bank paid a $609,952 prepaid assessment and it will be accounted for as a prepaid expense with a zero risk-weighting for risk-based regulatory capital purposes.  On a quarterly basis after December 31, 2009, the Bank will expense its regular quarterly assessment and record an offsetting credit to the prepaid assessment asset until the asset is exhausted.  If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned to the Bank.

The FDIC has authority to further increase deposit insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  Management of the Bank is not aware of any practice, condition or violation that might lead to termination of its FDIC deposit insurance.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk- adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2009, the Bank was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 17.01% and 18.26%, respectively.

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

Community Reinvestment Act. The Registrant is subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA).  Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods.  The regulatory agency’s assessment of the Registrant’s record is made available to the public.  Such an assessment is required of any bank which has made application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

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

Sarbanes-Oxley Act of 2002.  On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandates important corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a regulatory body to oversee auditors of public companies. It backs these requirements with SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing federal corporate whistleblower protection.

The economic and operational effects of this legislation on public companies, including us, is significant in terms of the time, resources and costs associated with complying with the law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we are presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

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

For additional information about this transaction and the Company’s participation in the Capital Purchase Program, please see Note 17 to the Company’s audited consolidated financial statements included with this report and the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2009.

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

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.  As of December 31, 2009, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 17.01% and 18.26%, respectively.

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

Dividends.  As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Registrant’s ability to pay cash dividends depends upon the cash dividends the Registrant receives from the Bank.  At present, the Registrant’s only source of income is dividends paid by the Bank and interest earned on any investment securities the Registrant holds.  The Registrant must pay all of its operating expenses from funds it receives from the Bank.  Therefore, shareholders may receive dividends from the Registrant only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend.  In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  We expect that, for the foreseeable future, any dividends paid by the Bank to us will likely be limited to amounts needed to pay any separate expenses of the Company and/or to make required payments on our debt obligations or to meet the dividend requirements on our preferred stock.

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

ITEM 1A. RISK FACTORS

Smaller reporting companies such as the Registrant are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies such as the Registrant are not required to provide the information required by this item.

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

ITEM 4.                                 [RESERVED]

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is traded on the Over The Counter Bulletin Board under the symbol “ABTO.”    The Registrant’s stock is considered thinly traded with low volume trades occurring infrequently.

Known stock trading prices:

	High	Low
2009
First quarter	$6.90	$3.25
Second quarter	6.00	3.26
Third quarter.	5.25	4.00
Fourth quarter	4.90	2.60

2008
First quarter	$9.70	$6.75
Second quarter	8.25	7.00
Third quarter	8.40	5.50
Fourth quarter	7.50	4.00

As of December 31, 2009, there were 635 record holders of the Registrant’s Common Stock.

As a bank holding company that does not engage in separate business activities of a material nature, the Registrant’s ability to pay cash dividends depends upon the cash dividends the Registrants receives from the Bank.  As a state-chartered bank subject to North Carolina banking law, the Bank may not pay cash dividends to the Registrant unless the Bank's capital surplus is at least 50% of its paid-in capital.  Further, the Bank may only pay dividends out of retained earnings.  At December 31, 2009, the Bank had a retained deficit of $3,030,307.

See Item 11 of this report for disclosure regarding securities authorized for issuance under equity compensation plans.

ITEM 6.                  SELECTED FINANCIAL DATA

Smaller reporting companies such as the Registrant are not required to provide the information required by this item

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion describes our results of operations for 2009 as compared to 2008, and 2008 as compared to 2007, and also analyzes our financial condition as of December 31, 2009 as compared to December 31, 2008. Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance in 2009 and 2008 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we channel a substantial percentage of our earning assets into our loan portfolio.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis” table to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Selected Financial Data

The following selected financial data for the years ended December 31, 2009 and 2008 is derived from the consolidated financial statements and other data of AB&T Financial Corporation.  The selected financial data should be read in conjunction with the Registrant’s financial statements, including the accompanying notes, included elsewhere herein.

	2009	2008
Income Statement Data:
Interest income	$7,101,540	$8,809,686
Interest expense	3,244,865	4,566,709
Net interest income	3,856,675	4,242,977
Provision for loan losses	3,478,372	1,312,969
Net interest income after provision for loan losses	378,303	2,930,008
Noninterest income	451,469	337,948
Noninterest expense	5,457,206	4,056,639
Income (loss) before income taxes	(4,627,434)	(788,683)
Income tax (benefit) expense	(1,740,916)	(274,886)
Net Income (loss)	$(2,886,518)	$(513,797)
Accretion of preferred stock	22,758	-
Preferred dividends paid	163,040	-
Net loss available to shareholders	$(3,072,316)	$(513,797)

Balance Sheet Data:
Assets	$176,730,998	$170,310,305
Earning assets	164,472,546	162,072,092
Securities (1)	6,444,594	6,009,494
Loans (2)	139,974,913	139,670,266
Allowance for loan losses	2,408,990	1,935,702
Deposits	143,669,792	121,318,018
Shareholders’ equity	24,893,706	24,194,101

Per-Share Data:
Earnings per share – basic	$(1.15)	$(0.19)
Earnings per share – diluted	(1.15)	(0.19)
Book value (period end)	8.03	9.03

______________________

(1)
Marketable securities are all available for sale and recorded at their fair market value. Nonmarketable securities totaling $1,413,180 and $1,371,280 are included for 2009 and 2008, respectively.  These securities are recorded at cost.

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

General

AB&T Financial Corporation and Alliance Bank & Trust Company are headquartered in Gastonia, North Carolina.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in the Gastonia and Shelby, North Carolina metropolitan area.  Our deposits are insured by the Federal Deposit Insurance Corporation.

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

The Company applied and was approved for participation in the U.S. Department of the Treasury “TARP” Capital Purchase Program in late 2008.  On January 23, 2009, the Company issued and sold to the Treasury (1) 3,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant to purchase 80,153 shares of the Company’s common stock for an aggregate purchase price of $3.5 million in cash.  The shares are part of the “TARP” Capital Purchase Program, and the preferred stock qualifies as Tier 1 capital.

Results of Operations

For the year ended December 31, 2009, compared with year ended December 31, 2008
Net interest income decreased $386,302 or 9.10% in 2009 from $4,242,977 in 2008.  Although average loans increased $6,200,002 or 4.61% from 2008 to 2009, the decrease in net interest income was due primarily to a decrease in net interest spread which decreased from 2.25% in 2008 to 2.18% in 2009.  The components of interest income were from loans, including fees of $6,763,059, federal funds sold of $11,433, and investment income of $267,240, and interest earning deposits of $59,808.

The Company’s net interest spread and net interest margin were 2.18% and 2.47%, respectively, in 2009 compared to 2.25% and 2.76%, respectively, in 2008.  Yields on earning assets decreased in 2009.  Yields on average earning assets decreased from 5.72% in 2008 to 4.54% in 2009 primarily as a result of a full year of depressed interest rates during 2009.  At December 31, 2009 approximately 84% of the Company’s loans were variable rate loans tied to the prime rate, which reached its current low point of 3.25% in December 2008.  Yields on average interest-bearing liabilities decreased from 3.47% in 2008 to 2.37% in 2009.

The provision for loan losses was $3,478,372 in 2009 compared to $1,312,969 in 2008.  The charges to the provision were primarily to maintain the allowance for loan losses at a level sufficient to cover possible future losses in the loan portfolio.  Impaired loans as of December 31, 2009 increased to $6,066,187 from $5,043,946 as of December 31, 2008.  Impaired loans as of December 31, 2009 were made up largely of credits secured by real estate.  All credits are currently within various stages of workouts and management feels that loss provisions placed against these credits are appropriate at this time.

Noninterest income increased $113,521, or 33.59%, to $451,469 in 2009 from $337,948 in 2008.  The largest component of noninterest income was from service charges on deposit accounts which increased $128,070 or 50.37%, to $382,327 for the year ended December 31, 2009, when compared to 2008 as a result of increased deposit account volume.
Noninterest expense increased $1,400,567, or 34.53%, to $5,457,206 in 2009 from $4,056,639 in 2008.  The largest component of noninterest expense was salaries and employee benefits which decreased $39,973, or 1.78%, to $2,205,329 for the year ended December 31, 2009.  Losses and write downs on the sale of other real estate increased $923,910 or 485.07%, to $1,114,380 in 2009 from $190,470 in 2008 due to the decrease in the value of foreclosed real estate.

The increase in other operating expenses in 2009 was largely due to an increase in legal and accounting fees which increased to $211,660 in 2009 from $126,976 in 2008.  The increase in legal and accounting fees was primarily a result of the unsuccessful merger with 1st Financial Services.

Our net loss was $2,886,518 in 2009 compared to a net loss of $513,797 in 2008.  The net loss in 2009 is after the recognition of an income tax benefit of $1,740,916, and the net loss in 2008 is after the recognition of an income tax benefit of $274,886.  The income tax benefit was based on an effective tax rate of 37.62% and 34.85% for 2009 and 2008, respectively.  The decrease in income and subsequent net loss for 2009 was driven by multiple factors based upon the economic environment in which the Bank is currently operating.  However, the primary factors in the decline of income were the historically low levels of interest rates after 400 basis points of rate reductions by the Federal Reserve in 2008.  This pushed net interest margins much lower than prior periods thus reducing net interest income, a primary source of the Bank’s revenue.  A second factor was the increase in provision for loan losses that the Bank added during the year along with the write down of other real estate owned of $1,034,897 to reflect changes in the value of real estate.  During the year ending December 31, 2009 the Bank added $3,478,372 to the provision, an increase of $2,165,403 or 165% over the prior year.

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

The provision for loan losses was $1,312,969 in 2008 compared to $572,898 in 2007.  The charges to the provision were primarily to maintain the allowance for loan losses at a level sufficient to cover possible future losses in the loan portfolio.  Impaired loans as of December 31, 2008 increased to $5,043,946 from $863,880 as of December 31, 2007.  Impaired loans as of December 31, 2008 were made up largely of three credits, two participated credit facilities, as well as an operating company closely tied to the residential construction industry.  All three credits are currently within various stages of workouts and management feels that loss provisions placed against these credits are appropriate at this time.

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

Noninterest expense increased $808,306, or 24.88%, to $4,056,639 in 2008 from $3,248,333 in 2007.  The largest component of noninterest expense was salaries and employee benefits which increased $281,221, or 14.32%, to $2,245,302 for the year ended December 31, 2008.  Other operating expenses increased $179,610, or 18.46%, to $1,150,859 for the year ended December 31, 2008.  The increase in other operating expenses in 2008 was largely due to an increase in other professional fees which increased to $130,158 in 2008 from $57,211 in 2007.  The increase in professional fees was primarily a result of professional fees associated with management’s assessment of internal controls under Sarbanes-Oxley Section 404.

Our net loss was $513,797 in 2008 compared to a net income of $829,263 in 2007.  The net loss in 2008 is after the recognition of an income tax benefit of $274,886, and the net income in 2007 is after the recognition of an income tax expense of $528,788.  The income tax expense was based on an effective tax rate of 34.85% and 38.94% for 2008 and 2007, respectively.  The decrease in income and subsequent net loss for 2008 was driven by multiple factors based upon the economic environment in which the Bank is currently operating.  However, two primary factors in the decline of income were the historically low levels of interest rates after 400 basis points of rate reductions by the Federal Reserve.  This pushed net interest margins much lower than prior periods thus reducing net interest income, a primary source of the Bank’s revenue.  A second factor was the increase in provision for loan losses that the Bank added during the year.  During the year ending December 31, 2008 the Bank added $1,312,969 to the provision, an increase of $740,071 or 129% over the prior year.

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

	For the year ended December 31, 2009			For the year ended December 31, 2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning Assets:
Loans¹	$140,593,385	$6,763,059	4.81%	$134,393,383	$8,267,849	6.15%
Securities, taxable	5,085,032	262,961	5.17%	3,975,873	212,993	5.36%
Federal funds sold	3,641,423	11,433	0.31%	10,263,858	205,415	2.00%
Interest earning deposits	5,670,272	59,808	1.05%	4,187,816	84,135	2.01%
Nonmarketable equity Securities	1,403,078	4,279	0.30%	1,186,370	39,294	3.31%
Total earning assets	156,393,190	7,101,540	4.54%	154,007,300	8,809,686	5.72%
Cash items	7,172,835			1,362,317
Premises and equipment	4,060,044			3,995,652
Other assets	4,928,829			2,998,907
Allowance for loan losses	(2,319,974)			(1,534,289)
Total assets	$170,234,924			$160,829,887
Liabilities:
Interest-Bearing Liabilities:
Interest-bearing transaction accounts	$4,818,359	$46,145	0.96%	$3,827,604	$66,853	1.75%
Savings and money market deposits	20,921,873	247,372	1.18%	29,259,451	709,385	2.42%
Time deposits	91,637,602	2,266,897	2.47%	75,804,741	3,025,246	3.99%
Federal Home Loan Bank advances	18,834,411	676,754	3.59%	19,796,421	698,111	3.53%
Other borrowings	957,510	7,697	0.80%	2,739,648	67,114	2.45%
Total interest-bearing liabilities	137,169,755	3,244,865	2.37%	131,427,862	4,566,709	3.47%
Demand deposits	5,818,891			4,449,114
Accrued interest and other liabilities	242,999			169,135
Shareholders’ equity	27,003,279			24,783,776
Total liabilities and shareholders’ equity	$170,234,924			$160,829,887
Net interest spread			2.18%			2.25%
Net interest income		$3,856,675			$4,242,977
Net interest margin²			2.47%			2.76%

(1)      In 2009, the effect of fees collected on loans totaling $162,791 increased the annualized yield on loans by 0.12% from 4.69%.  The effect on the annualized yield on earning assets was an increase of 0.10% from 4.44%.  The effect on net interest spread and net interest margin was an increase of 0.11% and 0.11% from 2.07% and 2.36%, respectively.
(2)      Net interest income divided by average earning assets.

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

	2009 compared to 2008
		Due to increase (decrease) in
	Volume	Rate	Volume/Rate	Total
Interest income:
Loans	$381,423	$(1,803,033)	$(83,180)	$(1,504,790)
Securities, taxable (1)	64,797	(39,658)	(10,186)	14,953
Federal funds sold and other	(102,983)	(178,985)	63,659	(218,309)
Total interest income	343,237	(2,021,676)	(29,707)	(1,708,146)

Interest expense:
Interest-bearing deposits	296,253	(1,426,180)	(111,143)	(1,241,070)
Federal Home Loan Bank advances	(33,925)	13,210	(642)	(21,357)
Short-term borrowings	(43,658)	(45,091)	29,332	(59,417)
Total interest expense	218,670	(1,458,061)	(82,453)	(1,321,844)
Net interest income	$124,567	(563,615)	52,746	(386,302)

	2008 compared to 2007
		Due to increase (decrease) in
	Volume	Rate	Volume/Rate	Total
Interest income:
Loans	$2,557,477	$(2,597,466)	$(734,639)	$(774,628)
Securities, taxable (1)	102,982	6,858	5,142	114,982
Federal funds sold and other	46,067	(414,769)	(27,849)	(396,551)
Total interest income	2,706,526	(3,005,377)	(757,346)	(1,056,197)

Interest expense:
Interest-bearing deposits	694,075	(1,465,303)	(212,535)	(983,763)
Federal Home Loan Bank advances	666,555	(7,858)	(55,301)	603,396
Short-term borrowings	42,723	(16,941)	(13,258)	12,524
Total interest expense	1,403,353	(1,490,102)	(281,094)	(367,843)
Net interest income	$1,303,173	$(1,515,275)	$(476,252)	$(688,354)

(1) Securities include nonmarketable equity securities.

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

Net Interest Income - continued

The following table sets forth our interest rate sensitivity at December 31, 2009.

Interest Sensitivity Analysis

(Dollars in thousands)	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years	Total
Assets
Earning assets:
Loans	$68,253	$14,538	$52,991	$4,193	$139,975
Securities available for sale	-	-	105	4,926	5,031
Nonmarketable securities	1,413	-	-	-	1,413
Interest-bearing deposits in other banks	115	1,296	-	-	1,411
Federal funds sold	16,730	-	-	-	16,730
Total earning assets	$86,511	$15,834	$53,096	$9,119	$164,560
Liabilities
Interest-bearing liabilities:
Interest - bearing deposits:
Demand deposits	$4,760	$-	$-	$-	$4,760
Savings and money market deposits	24,279	-	-	-	24,279
Time deposits	26,876	73,322	$8,806	-	109,004
Federal Home Loan Bank advances	-	-	$8,000	-	8,000
Other borrowings	-	-	-	-	-
Total interest-bearing liabilities	$55,915	$73,322	$16,806	$-	$146,043
Period gap	$30,596	$(57,488)	$36,290	$9,119	$18,517
Cumulative gap	$30,596	$(26,892)	$9,399	$18,517
Ratio of cumulative gap to total earning assets	18.59%	16.34%	5.71%	11.25%

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

We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.  We are cumulatively asset sensitive.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

Our allowance for loan losses is based upon judgments and assumptions about risk elements in the portfolio, future economic conditions, and other factors affecting borrowers.  The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits.  In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs, and general and economic conditions in the service area.  The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by both the Federal and State banking regulators.

The December 31, 2009 allowance for loan losses, and, therefore indirectly the provision for loan losses for the year ended December 31, 2009, was determined based on the following specific factors though not intended to be an all inclusive list:

•	The impact of the ongoing depressed overall economic environment, including those within our geographic market,
•	The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular those with real estate related loans,
•	The declining asset quality trends in our loan portfolio,
•	The increasing trend in the historical loan loss rates within our loan portfolio,
•	The results of our internal and independent loan reviews during the third and fourth quarters of 2009 resulting in loan downgrades,
•	Our individual impaired loan analysis which identified continued downward trends in appraised values and market assumptions used to value real estate dependent loans.

Based on present information and an ongoing evaluation, we consider the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses in 2009 or that additional increases in the allowance for loan losses will not be required.  We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis utilizing a risk grading system.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the years ended December 31, 2009 and 2008.

Allowance for Loan Losses
	2009	2008
Total loans outstanding at end of period	$139,974,913	$139,670,266
Average loans outstanding	$140,593,385	$134,393,383
Balance of allowance for loan losses at beginning of period	$1,935,702	$1,370,235
Recoveries	135,830	116,000
Charge-offs	(3,140,914)	(863,502)
Provision for loan losses	3,478,372	1,312,969
Balance of allowance for loan losses at end of year	$2,408,990	$1,935,702
Allowance for loan losses to period end loans	1.72%	1.39%

In addition to loans charged-off in the ordinary course of business, included within loans charged-off for the year ended December 31, 2009 were $1.5 million relating to loans individually evaluated for impairment.  The determination was made to take partial charge-offs on certain collateral dependent loans during 2009 based on the status of the underlying collateral or our expectation that these loans would be foreclosed on, and we would take possession of the collateral.  The loan charge-offs primarily related to construction, acquisition, and development real estate projects that are not complete and will require additional investment to be completed.  Additionally, the loan charge-offs were recorded to write down the loans to the fair value of the collateral less cost to sell.

Nonperforming Assets

Nonperforming Assets.  As of December 31, 2009 and 2008, loans in nonaccrual status totaled approximately $6,001,000 and $2,693,000, respectively.  Loans past due ninety days or more and still accruing interest as of December 31, 2009 and 2008, were approximately $63,000 and $9,000, respectively. Assets held as other real estate totaled $2,050,272 and $2,296,290 in 2009 and 2008, respectively.

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

Potential Problem Loans.  At December 31, 2009, through our internal review mechanisms, we had identified $8,742,720 of criticized loans and $9,112,635 of classified loans.  The results of this internal review process are considered in determining our assessment of the adequacy of the allowance for loan losses.

Our criticized loans increased from $1,722,862 December 31, 2008 to $8,742,720 at December 31, 2009.  Total classified loans increased from $5,569,588 at December 31, 2008 to $9,112,635 at December 31, 2009.  The increase in classified loans as of period end is made up of loans primarily secured by real estate assets.  The Bank also has a credit facility to an operating entity closely tied to the residential building industry which has been negatively impacted by the deterioration in the construction industry. The Bank is currently working to resolve these impaired loans and minimize further negative impacts to the Bank.

Noninterest Income and Expense

Noninterest Income.  The largest component of noninterest income was service charges on deposit accounts.   The following table sets forth the principal components of noninterest income for the years ended December 31, 2009 and 2008.

	2009	2008
Service charges on deposit accounts	$382,327	$254,257
Other income	69,142	83,691
Total noninterest income	$451,469	$337,948

Noninterest Expense.  Salaries and employee benefits comprised the largest component of noninterest expense and totaled $2,205,329 for the year ended December 31, 2009 as compared to $2,245,302 for the year ended December 31, 2008.  Loss on sale of other real estate increased from 2008 by approximately $924,000 to $1,114,380, primarily as a result of amounts charged off as a result of writing other real estate down to the lower of cost or net realizable value as of December 31, 2009.  Other operating expenses totaled $1,472,188 for the year ended December 31, 2009, compared to $1,150,859 for the year ended December 31, 2008.  The increase in other operating expenses was due primarily to the increase in professional fees and expenses associated with other real estate owned. In addition the Company incurred expenses of approximately $200,000 relating to the unconsummated merger with 1st Financial.

Noninterest Income and Expense - continued

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2009 and 2008.

	2009	2008
Salaries and employee benefits	$2,205,329	$2,245,302
Net occupancy expense	196,708	195,599
FDIC insurance	275,002	83,763
Other insurance	38,099	19,276
Advertising and marketing expense	23,212	13,485
Office supplies, stationary and printing	100,429	84,550
Data processing	134,147	110,313
Professional fees	458,485	331,365
Furniture and equipment expense	193,599	190,646
Telephone	47,708	53,322
Postage	63,621	41,110
Other real estate expense	104,246	24,609
Loss on sale of other real estate	1,114,380	190,470
Other	505,241	472,829
Total noninterest expense	$5,457,206	$4,056,639

Balance Sheet Review

General.  At December 31, 2009, we had total assets of $176,730,998, consisting principally of $137,565,923 in net loans, $6,444,594 in investments, $16,729,661 in federal funds sold, $3,952,877 in net premises, furniture and equipment, and $4,701,944 in cash and due from banks compared to December 31, 2008 when the Bank had total assets of $170,310,305, an increase of 3.77%.  Total assets in 2008 consisted principally of $137,734,564 in net loans, $6,009,494 in investments, $9,008,817 in federal funds sold, $4,157,724 in net premises, furniture and equipment and $8,159,812 in cash and due from banks.

At December 31, 2009, the Bank had liabilities totaling $151,837,292, consisting principally of $143,669,792 in deposits, and $8,000,000 in advances from the Federal Home Loan Bank. This was an increase of 3.92% over the total liabilities at December 31, 2008 which totaled $146,116,204 and consisted principally of $121,318,018 in deposits, $1,068,339 in federal funds purchased and securities sold under agreements to repurchase, and $23,570,000 in advances from Federal Home Loan Bank.

At December 31, 2009 shareholders’ equity equaled $24,893,706, an increase of 2.89% over the 2008 year ending equity balance of $24,194,101. This increase is primarily due to the inclusion of TARP funds acquired during 2009 in the form of preferred stock, less current year losses.

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher loan yields are the inherent credit and liquidity risks which we attempt to control and counterbalance.  Loans averaged $140,593,385 in 2009 as compared to $134,393,383 in 2008.  At December 31, 2009 total loans were $139,974,913 or .22% higher than the December 31, 2008 balance of $139,670,266.

The following table sets forth the composition of the loan portfolio by category at December 31, 2009 and 2008 and highlights our general emphasis on real-estate lending.

Balance Sheet Review - continued
Composition of Loan Portfolio
 (Dollars in thousands)                                                                                                             2009                                                 2008
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$15,220	10.87%	$18,320	13.12%
Real Estate
Mortgage	94,439	67.47%	91,708	65.66%
Construction	29,444	21.04%	28,594	20.47%
Consumer	872	0.62%	1,048	0.75%
Total Loans	$139,975	100.00%	$139,670	100.00%
Allowance for Loan Losses	(2,409)		(1,936)
Net Loans	$137,566		$137,734

The largest component of loans in our loan portfolio is real estate mortgage loans.  At December 31, 2009 real estate mortgage loans totaled $94,439,000 and represented 67.47% of the total loan portfolio.  At December 31, 2008, real estate mortgage loans totaled $91,708,000 and represented 65.66% of the total loan portfolio.

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

Residential 1 to 4 family real estate loans totaled $46,869,000 at December 31, 2009 and $48,815,000 at December 31, 2008.  Residential 1 to 4 family real estate loans consist of first and second mortgages on single or multi-family residential dwellings.  Nonresidential real estate loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $77,014,000 at December 31, 2009 and $71,487,000 at December 31, 2008.  The demand for residential and commercial real estate loans in the market remains strong due to the low interest rate environment.

Our loan portfolio also includes consumer loans.  At December 31, 2009 and 2008, consumer loans totaled $872,000 and $1,048,000 and represented 0.62% and 0.75% of the total loan portfolio, respectively.

Our loan portfolio reflects the diversity of our market.  Our home office is located in Gastonia, North Carolina and we have branches in Shelby and Kings Mountain, North Carolina.  We expect the area to remain stable with slower but continued growth in the near future.  The diversity of the economy creates opportunities for all types of lending.  We do not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for us.  The following table sets forth our loans maturing within specified intervals at December 31, 2009.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

December 31, 2009 (Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total

Commercial and industrial	$10,250	4,900	70	15,220
Real estate	72,310	47,839	3,733	123,883
Consumer and other	269	604	-	872
	$82,829	$53,342	$3,803	$139,975
Loans maturing after one year with:
Fixed interest rates				$54,069
Floating interest rates				3,076
				$57,145

Balance Sheet Review - continued

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

Investment Securities.  The investment securities portfolio is also a component of our total earning assets and includes securities available for sale and nonmarketable equity securities.  Total securities available for sale averaged $5,085,032 in 2009 as compared to $3,975,873 in 2008.  Total nonmarketable equity securities averaged $1,403,078 in 2009 as compared to $1,186,370 in 2008.  At December 31, 2009, the total securities portfolio was $6,444,594 as compared to $6,009,494 at December 31, 2008.

The following table sets forth the scheduled maturities and average yields of securities available for sale at December 31, 2009.  The table excludes nonmarketable equity securities.

Investment Securities Maturity Distribution and Yields

(Dollars in thousands)	After One but Within Five Years		After Five but Within Ten Years		Over Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield
US Government agencies	$-	-	$1,039	4.05%	$-	-
Mortgage-backed securities	105	5.08%	$1,230	5.31%	$2,657	5.38%

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “--Net Interest Income--- Interest Sensitivity.”

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold, averaged $3,641,423 in 2009 and $10,263,858 in 2008.  At December 31, 2009 and 2008, short-term investments totaled $16,729,661 and $9,008,817, respectively.  These funds are an important source of our liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

Deposits.  Average total deposits totaled $123,196,725 during 2009 as compared to $113,340,910 during 2008.  At December 31, 2009, total deposits were $143,669,792 as compared to $121,318,018 at December 31, 2008.  Average interest-bearing liabilities totaled $137,169,755 in 2009 as compared to $131,427,862 in 2008.

The following table sets forth our deposits by category as of December 31, 2009 and 2008.

Deposits

	2009		2008
	Amount	Percent of Deposits	Amount	Percent of Deposits
Noninterest-bearing demand deposits	$5,626,494	3.92%	$5,235,742	4.31%
NOW interest bearing deposits	4,759,708	3.31	4,593,973	3.79
Savings and money market accounts	24,279,357	16.90	22,233,022	18.33
Time deposits less than $100,000	102,069,318	71.04	69,949,192	57.66
Time deposits $100,000 and over	6,934,915	4.83	19,306,089	15.91
Total Deposits	$143,669,792	100%	$121,318,018	100%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $136,734,877 at December 31, 2009.

Deposits, and particularly core deposits, have been a primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  Our loan-to-deposit ratio was 97.43% and 115.13% at December 31, 2009 and 2008, respectively.  The maturity distribution of our time deposits over $100,000 at December 31, 2009, is set forth in the following table:

Balance Sheet Review - continued

Maturities of Certificates of Deposit of $100,000 or More

(Dollars in thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Certificates of deposit of $100 or more	$1,604	$302	$3,486	$1,543	$6,935

Time deposits over $100,000 in the aggregate amount of $1,604,000 had scheduled maturities within three months, and approximately $5,392,000, or 78%, had maturities within twelve months.  Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

Federal Home Loan Bank Advances.  Total advances from the Federal Home Loan Bank were $8,000,000 at December 31, 2009, compared to $23,570,000 at December 31, 2008.  The average of Federal Home Loan Bank advances outstanding was $18,834,411 during 2009, compared to $19,796,421 during 2008.  Advances from the Federal Home Loan Bank serve as a secondary funding source.  Advances from the Federal Home Loan Bank mature at different periods as discussed in the notes to the financial statements and are secured by the Bank’s investment in Federal Home Loan Bank stock and real estate loan portfolio.

Other Borrowings.  Other borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, averaged $957,510 in 2009 as compared to $2,739,648 in 2008 and totaled $0 at December 31, 2009 and $1,068,339 at December 31, 2008.  The maximum amount at any month end in 2009 was $14,783,069 and had a weighted average interest rate during the year of .24%.  The maximum amount at any month end in 2008 was $8,567,865 and had a weighted average interest rate during the year of 3.30%.  The repurchase agreements are collateralized by investment securities.

Capital

We are subject to various regulatory capital requirements administered by the state and federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Capital - continued

We exceeded the regulatory capital requirements at December 31, 2009 and 2008 as set forth in the following table.

Analysis of Capital and Capital Ratios
December 31,	2009	2008
(Dollars in thousands)
Tier 1 capital	$23,688	$24,425
Tier 2 capital	1,750	1,587
Total qualifying capital	$25,438	$26,012
Risk-adjusted total assets (including off-balance sheet exposures)	$171,360	$135,409
Tier 1 risk-based capital ratio	17.01%	18.04%
Total risk-based capital ratio	18.26%	19.21%
Tier 1 leverage ratio	13.82%	14.01%

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At December 31, 2009, we had issued commitments to extend credit of $10,358,000 through various types of commercial lending arrangements.  All of these commitments to extend credit had variable rates.  The Company also had standby letters of credit which totaled $180,000.

The following table sets forth the length of time until maturity for unused commitments to extend credit at December 31, 2009.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused commitments to extend credit	$836	$164	$3,554	$4,554	$5,804	$10,358

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2009 as filed with our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions which have a material impact on the carrying value of certain assets and liabilities.  These accounting policies are considered to be critical accounting policies.  The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and results of operations.

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

Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control.  We also have the ability to obtain funds from various financial institutions should the need arise.  The amount available under such agreements was $18,500,000 at December 31, 2009.  These lines may be withdrawn at their discretion.  In addition, we have the ability to borrow from the Federal Home Loan Bank.  Our available credit with the Federal Home Loan Bank was $16,576,000 at December 31, 2009.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies such as the Registrant are not required to provide the information required by this item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

AB&T FINANCIAL CORPORATION AND
ALLIANCE BANK & TRUST COMPANY

 Consolidated Financial Statements

Years ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
AB&T Financial Corporation
Gastonia, North Carolina

We have audited the accompanying consolidated balance sheets of AB&T Financial Corporation and subsidiary, Alliance Bank & Trust Company, (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AB&T Financial Corporation and subsidiary, as of December 31, 2009 and 2008 and the related statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assessment about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 included in the accompanying Form 10-K, item 9 and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, PLLC

Elliott Davis, PLLC
Charlotte, North Carolina
March 29, 2010

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
Assets:	2009	2008
Cash and cash equivalents:
Cash and due from banks	$4,701,944	$8,159,812
Federal funds sold	16,729,661	9,008,817
Total cash and cash equivalents	21,431,605	17,168,629
Time deposits with other banks	1,296,527	1,260,199
Investments:
Securities available for sale	5,031,414	4,638,214
Nonmarketable equity securities	1,413,180	1,371,280
Total investments	6,444,594	6,009,494
Loans receivable	139,974,913	139,670,266
Less allowance for loan losses	(2,408,990)	(1,935,702)
Loans, net	137,565,923	137,734,564
Premises, furniture and equipment, net	3,952,877	4,157,724
Accrued interest receivable	566,318	518,504
Other real estate owned	2,050,272	2,296,290
Other assets	3,422,882	1,164,901
Total assets	$176,730,998	$170,310,305
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$5,626,494	$5,235,742
Interest-bearing transaction accounts	4,759,708	4,593,973
Savings and money market	24,279,357	22,233,022
Time deposits $100,000 and over	6,934,915	19,306,089
Other time deposits	102,069,318	69,949,192
Total deposits	143,669,792	121,318,018
Federal funds purchased and securities sold under agreements to repurchase	-	1,068,339
Advances from the Federal Home Loan Bank	8,000,000	23,570,000
Accrued interest payable	55,169	109,043
Other liabilities	112,331	50,804
Total liabilities	151,837,292	146,116,204
Commitments and contingencies (Notes 10, 12 and 19)
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized,
issued and outstanding – 3,500 at December 31, 2009, and 0
at December 31, 2008	3,385,908	-
Common stock, $1.00 par value, 11,000,000 shares authorized;
and 2,678,205 shares issued and outstanding
at December 31, 2009 and 2008	2,678,205	2,678,205
Treasury stock, at cost (10,000 shares at December 31, 2009 and
no shares in 2008)	(55,600)	-
Warrants	136,850	-
Capital surplus	21,734,686	21,607,455
Retained earnings (deficit)	(3,066,700)	(157,424)
Accumulated other comprehensive income	80,357	65,865
Total shareholders’ equity	24,893,706	24,194,101
Total liabilities and shareholders’ equity	$176,730,998	$170,310,305
The accompanying notes are an integral part of the consolidated financial statements

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
For the years ended December 31, 2009 and 2008

	2009	2008
Interest income:
Loans, including fees	$6,763,059	$8,267,849
Securities available-for-sale, taxable and nonmarketable equity securities	267,240	252,287
Federal funds sold	11,433	205,415
Money Market deposit	23,480	73,938
Time deposits with other banks	36,328	10,197
Total interest income	7,101,540	8,809,686
Interest expense:
Time deposits $100,000 and over	1,795,139	2,563,890
Other deposits	765,275	1,237,594
Federal Home Loan Bank advances	676,754	698,111
Other borrowings	7,697	67,114
Total interest expense	3,244,865	4,566,709
Net interest income	3,856,675	4,242,977
Provision for loan losses	3,478,372	1,312,969
Net interest income after provision for loan losses	378,303	2,930,008
Noninterest income:
Service charges on deposit accounts	382,327	254,257
Other	69,142	83,691
Total noninterest income	451,469	337,948
Noninterest expenses:
Salaries and employee benefits	2,205,329	2,245,302
Net occupancy	196,708	195,599
Furniture and equipment	193,599	190,646
FDIC Insurance premiums	275,002	83,763
Losses on sale and write down of Other Real Estate	1,114,380	190,470
Other operating	1,472,188	1,150,859
Total noninterest expense	5,457,206	4,056,639
Loss before income taxes	(4,627,434)	(788,683)
Income tax benefit	(1,740,916)	(274,886)
Net loss	$(2,886,518)	$(513,797)
Accretion of preferred stock to redemption value	22,758	-
Preferred stock dividends	163,040	-
Net loss available to common shareholders	$(3,072,316)	$(513,797)
Losses per common share Basic	$(1.15)	$(0.19)
Diluted	$(1.15)	$(0.19)
Average common shares outstanding Basic	2,678,205	2,678,205
Diluted	2,678,205	2,678,205

The accompanying notes are an integral part of the consolidated financial statements

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss
For the years ended December 31, 2009 and 2008
(dollars in thousands except for share data)
	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Treasury Stock	Warrants	Capital Surplus	Retained Earnings (Deficit)	Accum-ulated Other Compre- hensive Income (Loss)	Total
Balance, December 31, 2007	2,678,205	$2,678	-	$-	$-	$-	$21,425	$356	$14	$24,474
Net loss from operations								(514)		(514)
Other comprehensive income net of tax									52	52
Total Comprehensive loss										(462)
Stock-based employee compensation							182			182
Balance December 31, 2008	2,678,205	2,678	-	-	-	-	21,607	(158)	66	24,194
Net loss from operations								(2,886)		(2,886)
Other comprehensive income net of tax									14	14
Total Comprehensive loss										(2,872)
Issuance of Preferred Stock			3,500	3,363						3,363
Issuance of Common Stock Warrants						137				137
Accretion of preferred stock to redemption value				23				(23)		-
Dividends, preferred							(142)			(142)
Purchase of Treasury Stock (10,000 shares)					(56)					(56)
Stock-based employee compensation							269			269
Balance December 31, 2009	2,678,205	$2,678	3,500	$3,386	$(56)	$137	$21,734	$(3,067)	$80	$24,893

The accompanying notes are an integral part of the consolidated financial statements

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(2,886,518)	$(513,797)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	3,478,372	1,312,969
Depreciation and amortization expense	202,934	192,715
Discount accretion and premium amortization	(9,627)	(2,068)
Loss on sale of other real estate	79,545	190,470
Loss on write down of other real estate	1,034,917	-
Deferred income tax benefit	(1,486,296)	(35,831)
Decrease (increase) in accrued interest receivable	(47,814)	195,858
Increase (decrease) in accrued interest payable	(53,874)	28,268
Increase in other assets	(780,979)	(628,484)
Increase (decrease) in other liabilities	61,527	(214,310)
Stock-based compensation expense	269,175	182,095
Net cash provided by operating activities	(138,638)	707,885
Cash flows from investing activities:
Purchases of securities available for sale	(1,045,600)	(1,007,931)
Calls and maturities of securities available for sale	685,764	432,101
Purchases of nonmarketable equity securities	(41,900)	(809,100)
Proceeds from sale of nonmarketable equity securities	-	270,000
Purchases of time deposits with other banks	(36,328)	1,250,000
Net increase in loans receivable	(4,576,458)	(23,076,358)
Purchases of premises, furniture and equipment	(26,324)	(635,148)
Proceeds from sale of furniture and equipment	28,238	-
Capitalized other real estate expenses	(133,184)	-
Proceeds from sale of other real estate	531,515	516,101
Net cash used by investing activities	(4,614,277)	(25,560,335)
Cash flows from financing activities:
Net increase in deposits	22,351,774	17,532,535
Decrease in federal funds purchased	(1,068,339)	(4,542,072)
Increase (decrease) in Federal Home Loan Bank advances	(15,570,000)	10,570,000
Proceeds from issuance of preferred stock, net	3,363,150	-
Preferred dividends paid	(141,944)	-
Purchase of Treasury stock	(55,600)	-
Proceeds from issuance of stock warrants	136,850	-
Net cash provided by financing activities	9,015,891	23,560,463
Net increase (decrease) in cash and cash equivalents	4,262,976	(1,291,987)
Cash and cash equivalents, beginning of year	17,168,629	18,460,616
Cash and cash equivalents, end of year	$21,431,605	$17,168,629

Supplemental disclosure of cash flow information:
Transfer of loans to real estate acquired in settlement of loans	$1,266,727	$2,182,016
Interest paid	$3,298,739	$4,538,441
Taxes paid	$-	$166,350

The accompanying notes are an integral part of the consolidated financial statements

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - AB&T Financial Corporation (the “Company”), was incorporated under the laws of the State of North Carolina on June 25, 2007. On May 14, 2008, the Company became the sole owner of all the shares of the capital stock of  Alliance Bank & Trust Company (the “Bank”). Alliance Bank & Trust Company is a state-chartered bank which was organized and incorporated under the laws of the State of North Carolina in September 2004. The Bank is not a member of the Federal Reserve System. The Bank commenced operations on September 8, 2004.

The Bank is headquartered in Gastonia, North Carolina and currently conducts business in two North Carolina counties through four full service branch offices. The principal business activity of the Bank is to provide commercial banking services to domestic markets, principally in Gaston and Cleveland counties. As a state-chartered bank, the Bank is subject to regulation by the North Carolina Office of the Commissioner of Banks and the Federal Deposit Insurance Corporation. The Company is also regulated, supervised and examined by the Federal Reserve. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

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

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Time Deposits with Other Banks - Time deposits with other banks include the bank’s investments in certificates of deposit with a maturity date greater than 90 days.  Because the maturity date is greater than 90 days, these time deposits are not included in cash and cash equivalents.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company's investment in the stock of Federal Home Loan Bank and Community Bankers Bank.  These stocks have no quoted market value and no ready market for them exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At December 31, 2009 and 2008, the Company's investment in Federal Home Loan Bank stock was $1,368,000 and $1,326,100, respectively.  At December 31, 2009 and 2008, investment in Community Bankers Bank was $45,180.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s problem loan watch list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected at their contractual terms.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected consistent with the contract.  At December 31, 2009 and 2008, loans in impaired status totaled $6,066,187 and $5,043,946, respectively.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan. The general component covers nonclassified loans and is based upon historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration of all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer or residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Other Real Estate Owned - Other real estate owned includes real estate acquired through foreclosure.  Other real estate owned is initially recorded at the lower of cost (principal balance of the former loan plus costs of improvements) or estimated fair value.  Any write-downs at the dates of foreclosure are charged to the allowance for loan losses. Expenses to maintain such assets and subsequent valuation writedowns, are included in other expenses.  Gains and losses on disposal are included in noninterest income or expense.

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

Advertising Expense - Advertising and public relations costs are expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent.  Advertising and public relations costs of approximately $63,000 and $73,000 were included in the Company's results of operations for 2009 and 2008, respectively.

Stock-Based Compensation - Compensation expense is recognized as salaries and benefits in the consolidated statement of operations. In calculating the compensation expense for stock options for 2008, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0 percent; expected volatility of 18.50 percent; risk-free interest rate of 4.43 percent; and expected life of 10 years.  There were no options granted in 2009.

Earnings (Losses) Per Share - Basic earnings (losses) per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants and are determined using the treasury stock method.

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income (Loss) - Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on investment securities available for sale, net of taxes. Comprehensive income (loss) is presented in the statements of stockholders’ equity and comprehensive income (loss).

Statement of Cash Flows - For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  These financial instruments are recorded in the financial statements when they become payable by the customer. In preparing these financial statements, the Company has evaluated events and transactions through our filing date for potential recognition or disclosure in the Consolidated Financial Statements.

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritave nongovernmental GAAP.  The guidance is presented in a topically organized structure referred to as the FASB Accounting Standareds Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009.  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is no longer applicable.  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the guidance to have any impact on the Company’s financial statements.  The ASC was amended in December, 2009, to include this guidance.

Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest that should be included in consolidated financial statements.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were previously available.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the guidance to have any impact on the Company’s financial position.  An update was issued in December, 2009, to include this guidance in the ASC.

In October, 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In January, 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid.  The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance.  The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Also in January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes.  The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights.  The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

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

Reclassifications - Certain captions and amounts in the 2008 financial statements were reclassified to conform with the 2009 presentation.

Subsequent Events – In preparing these financial statements, the Company has evaluated events and transactions through our filing date for potential recognition or disclosure in the Consolidated Financial statements.

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions.  At December 31, 2009 and 2008, the requirement was met by the cash balance in the vault.

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
December 31, 2009
U.S. Government Agencies	$1,042,373	$-	$2,782	$1,039,591
Mortgage-backed securities	3,857,417	155,987	21,581	3,991,823
Total	$4,899,790	$155,987	$24,363	$5,031,414
December 31, 2008
Mortgage-backed securities	$4,530,327	$107,932	$45	$4,638,214
Total	$4,530,327	$107,932	$45	$4,638,214

The following is a summary of maturities of securities available-for-sale as of December 31, 2009.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
	Securities Available-for-Sale
	Amortized Costs	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year but within five years	100,980	104,604
Due after five years but within ten years	2,293,749	2,269,386
Due after ten years	2,505,061	2,657,424
	$4,899,790	$5,031,414

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008:

	Less than twelve months		Twelve months or more		Total
December 31, 2009	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Mortgage-backed securities	$1,229,796	$21,581	-	-	$1,229,796	$21,581
U.S. Government agencies	1,039,591	2,782	-	-	1,039,591	2,782
Total	$2,269,387	$24,363	$-	$-	$2,269,387	$24,363
December 31, 2008
Mortgage-backed securities	$-	$-	$1,360,449	$45	$1,360,449	$45
Total	$-	$-	$1,360,449	$45	$1,360,449	$45

Securities classified as available-for-sale are recorded at fair market value.   All of the unrealized losses, or two individual securities, consisted of securities in a continuous loss position for twelve months or less at December 31, 2009.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

At December 31, 2009 and 2008, investment securities with a book value of $341,937 and $1,768,936 and a market value of $356,584 and $1,825,982, respectively, were pledged as collateral for the securities sold under agreements to repurchase. At December 31, 2008, investment securities with a book value of $3,677,513 and a market value of $3,718,310 were pledged as collateral for Federal Home Loan Bank advances.  At December 31, 2009, there were no investment securities pledged as collateral for Federal Home Loan Bank advances.

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
Real estate – construction	$29,444,000	$28,594,000
Real estate – mortgage	94,439,000	91,708,000
Commercial and industrial	15,220,000	18,320,000
Consumer and other	871,913	1,048,266
Total gross loans	$139,974,913	$139,670,266

As of December 31, 2009 and 2008, loans individually evaluated and considered impaired were as follows:

	December 31,
	2009	2008
Total loans considered impaired at period end	$6,066,187	$5,043,946
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	4,972,626	5,043,946
Related allowance established	863,742	553,575
Loans considered impaired for which no related allowance for loan loss was established	1,093,561	-
Average annual investment in impaired loans	9,365,634	5,252,522
Interest income recognized on impaired loans during the period of impairment Cash basis	$183,264	$9,223

As of December 31, 2009 and 2008, loans in nonaccrual status were approximately $6,001,000 and $2,693,000, respectively.  Loans ninety days or more past due and still accruing interest as of December 31, 2009 and 2008, were approximately $63,000 and $9,000, respectively.

Transactions in the allowance for loan losses for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008
Balance, beginning of year	$1,935,702	$1,370,235
Provision charged to operations	3,478,372	1,312,969
Recoveries	135,830	116,000
Charge-offs	(3,140,914)	(863,502)
Balance, end of year	$2,408,990	$1,935,702

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following at December 31, 2009 and 2008:
	2009	2008
Buildings	$2,834,862	$2,825,445
Land	1,014,787	1,014,787
Leasehold and land improvements	104,450	104,450
Furniture and equipment	620,117	606,710
Software	63,373	59,873
Transportation equipment	-	37,656
Total	4,637,589	4,648,921
Less, accumulated depreciation	(684,712)	(491,197)
Premises, furniture and equipment, net	$3,952,877	$4,157,724
Depreciation expense for the years ended December 31, 2009 and 2008 was $202,934 and $192,715, respectively.

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 6 - DEPOSITS

At December 31, 2009, the scheduled maturities of certificates of deposit and individual retirement accounts were as follows:

Maturing In:	Amount
2010	$100,147,232
2011	7,865,235
2012	412,043
2013	508,940
2014	70,783
Total	$109,004,233

NOTE 7 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had federal funds purchased and securities sold under agreements to repurchase which generally mature within one day.  At December 31, 2009 there were no securities sold under agreements to repurchase.  At December 31, 2009, the amortized cost of securities pledged to collateralize the repurchase when there is a balance, was $341,937 and the estimated fair value was $356,584.  The securities underlying the agreements are held by a third-party custodian.  At December 31, 2009, there were no federal funds purchased.

NOTE 8 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following at December 31, 2009 and 2008:

Description	Interest Rate	2009	2008
Fixed rate advances maturing:
September 20, 2012	3.86%	$8,000,000	$8,000,000
December 17, 2009	3.71%	-	5,000,000
June 29, 2009	3.15%	-	3,000,000
July 28, 2009	3.04%	-	4,570,000
August 28, 2009	3.02%	-	3,000,000
		$8,000,000	$23,570,000

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

2012	$ 8,000,000

As collateral, the Company has pledged first mortgage loans on one to four family residential loans totaling $29,889,276, multifamily loans totaling $6,066,323 and commercial real estate loans totaling $53,672,181 at December 31, 2009 (see Note 4).  The Company’s Federal Home Loan Bank stock, in the amount of $1,368,000, is pledged to secure the borrowings.  Certain advances are subject to prepayment penalties.

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 9 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2009 and 2008 is summarized as follows:
	2009	2008
Current portion
Federal	$(254,620)	$(130,182)
State	-	-
Total current	(254,620)	(130,182)
Deferred income tax expense (benefit)	(1,486,296)	(144,704)
Income tax expense (benefit)	$(1,740,916)	$(274,886)

The gross amounts of deferred tax assets and deferred tax liabilities are as follows at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$802,489	$464,955
Organization and start-up costs	85,287	34,113
Nonaccrual interest on loans	99,069	48,401
Net operating loss carryforward	645,103	-
Stock compensation	160,429	101,271
Other Real Estate Owned allowance	289,724	-
Other	5,599	3,961
Total deferred tax assets	2,087,700	652,701
Deferred tax liabilities:
Accumulated depreciation	73,836	98,401
Unrealized gain on securities	50,741	42,022
Other	25,641	52,373
Total deferred tax liabilities	150,218	192,796
Net deferred tax asset	$1,937,482	$459,905

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2009, management believes it will fully realize 100% of the Company’s deferred tax asset.

A reconciliation between the income tax expense (benefit) and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:
	For the years ended December 31,
	2009	2008
Tax expense (benefit) at statutory rate	$(1,573,328)	$(254,205)
State income tax, net of federal income tax benefit	(204,381)	-
Stock compensation expense	39,344	21,904
Other, net	(2,551)	(28,638)
	$(1,740,916)	$(274,886)

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions at December 31, 2009.

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 10 - LEASES

The Company leases a Kings Mountain branch location.  The operating lease had an original term of two years and three months, expiring on March 31, 2010.  Under the terms of the lease, the monthly rental payment is $2,650 or $31,800 per year.

The total lease expense included in the statement of operations for the years ended December 31, 2009 and December 31, 2008 was $37,308 and $43,072, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Bank.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.  As of December 31, 2009 and 2008, the Company had related party loans totaling approximately $7,485,902 and $6,446,723, respectively.

Deposits by directors, officers and their related interests, as of December 31, 2009 and 2008 approximated $2,586,000 and $3,523,000, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 13 - STOCK COMPENSATION PLAN

In 2005, the shareholders approved the Incentive Stock Option Plan (Incentive Plan) and the Nonstatutory Stock Option Plan (Nonstatutory Plan).  The Incentive Plan provides for the granting of up to 267,755 stock options to purchase shares of the Company's common stock to officers and employees of the Company. The Company may grant awards for a term of up to ten years from the effective date of the Plan.  Options may be exercised up to ten years after the date of grant. The per-share exercise price will be determined by the Option Committee of the Board of Directors, except that the exercise price of an incentive stock option may not be less than fair market value of the common stock on the grant date. At December 31, 2009, 183,922 options had been granted under the Incentive Plan.

The Nonstatutory Plan provides for the granting of up to 267,755 stock options to purchase shares of the Company's common stock to Directors of the Company.  The Company may grant awards for a term of up to ten years from the effective date of the Plan.  Options may be exercised up to ten years after the date of grant.  The per-share exercise price will be determined by the Board of Directors, except that the exercise price of a nonstatutory stock option may not be less than fair market value of the common stock on the grant date.  At December 31, 2009, 243,911 options had been granted under the Nonstatutory Plan.

A summary of the status of our stock option plans as of December 31, 2009 and 2008, and changes during the periods then ended are presented below.

	December 31, 2009		December 31, 2008
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	427,833	$7.65	193,769	$8.80
Granted	-	-	274,072	7.00
Exercised	-	-	-	-
Forfeited	-	-	(40,008)	8.80
Outstanding at end of year	427,833	$7.65	427,833	$7.65

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 13 - STOCK COMPENSATION PLAN - continued

The following table summarizes information about stock options outstanding under the Company’s plan at December 31, 2009:

	Outstanding	Exercisable
Number of options	427,833	147,131
Weighted average remaining life	7.9 years	7.3 years
Weighted average exercise price	$ 7.65	$ 8.84

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) for options outstanding and exercisable at December 31, 2009 amounted to $0.  This amount represents what would have been received by the option holder had all option holders exercised their options on December 31, 2009.  The intrinsic value changes based on changes in the fair market value of the Company’s stock.

The Company measures the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following assumptions:  the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant; the dividend yield is based on the Company's dividend yield at the time of the grant (subject to adjustment if the dividend yield on the grant date is not expected to approximate the dividend yield over the expected life of the options); the volatility factor is based on the historical volatility of the Company's stock (subject to adjustment if historical volatility is reasonably expected to differ from the past); the weighted-average expected life is based on the historical behavior of employees related to exercises, forfeitures and cancellations.  These assumptions are summarized in Note 1 to these financial statements.

NOTE 14 - EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Due to there being a net loss for 2008 and 2009, the dilutive common share equivalents outstanding were antidilutive; therefore, basic loss per share and diluted earnings per share were the same.

	2009	2008
Basic earnings (losses) per share computation:
Net earnings (loss) available to common shareholders	$(3,072,316)	$(513,797)
Average common shares outstanding – basic	2,678,205	2,678,205
Basic net earnings (losses) per share	$(1.15)	$(0.19)

Diluted earnings (losses) per share computation:	2009	2008
Net earnings (loss) available to common shareholders	$(3,072,316)	$(513,797)
Average common shares outstanding – basic	2,678,205	2,678,205
Incremental shares from assumed conversions: Stock options and warrants	-	-
Average common shares outstanding – diluted	2,678,205	2,678,205
Diluted earnings (loss) per share	$(1.15)	$(0.19)

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 15 - REGULATORY MATTERS

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

As of December 31, 2009, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Company’s or the Bank’s categories.

The following table summarizes the capital amounts and ratios of the Company and the Bank and the regulatory minimum requirements at December 31, 2009 and 2008.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
The Company
Total capital (to risk-weighted assets)	$25,438	18.26%	$11,143	8.00%	$13,928	10.00%
Tier I capital (to risk-weighted assets)	23,688	17.01%	5,571	4.00%	8,357	6.00%
Tier I capital (to average assets)	23,688	13.82%	6,854	4.00%	8,568	5.00%
The Bank
Total capital (to risk-weighted assets)	$25,438	18.26%	$11,143	8.00%	$13,928	10.00%
Tier I capital (to risk-weighted assets)	23,688	17.01%	5,571	4.00%	8,357	6.00%
Tier I capital (to average assets)	23,688	13.82%	6,854	4.00%	8,568	5.00%
December 31, 2008
The Company
Total capital (to risk-weighted assets)	$26,012	19.31%	$10,833	8.00%	$13,540	10.00%
Tier I capital (to risk-weighted assets)	24,425	18.14%	5,416	4.00%	8,124	6.00%
Tier I capital (to average assets)	24,425	14.19%	6,974	4.00%	8,716	5.00%
The Bank
Total capital (to risk-weighted assets)	$26,012	19.21%	$10,833	8.00%	$13,540	10.00%
Tier I capital (to risk-weighted assets)	24,425	18.04%	5,416	4.00%	8,124	6.00%
Tier I capital (to average assets)	24,425	14.01%	6,974	4.00%	8,716	5.00%

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 16 - UNUSED LINES OF CREDIT

At December 31, 2009, the Company had lines of credit to purchase federal funds up to $18,500,000 from unrelated financial institutions.  At December 31, 2009, the Company had no outstanding borrowings on these lines.  Under the terms of the arrangements, the Company may borrow at mutually agreed-upon rates for periods varying from one to thirty days. The Company also has a line of credit to borrow funds from the Federal Home Loan Bank up to 15% of the Bank's total assets, which totaled $26,510,000 as of December 31, 2009.  As of December 31, 2009, the Bank had $8,000,000 in advances on this line.

NOTE 17 - PREFERRED STOCK

On January 23, 2009, the Company entered into a Letter Agreement, with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company issued and sold to the Treasury (1) 3,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock”) and (2) a warrant to purchase 80,153 shares of the Company’s common stock, $1.00 par value per share, for an aggregate purchase price of $3,500,000 in cash. The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Company may redeem the Preferred Stock subject to consultation with the appropriate federal banking agency. The Preferred Stock is generally nonvoting. The warrant has a 10-year term and is immediately exercisable upon its issuance, with an initial per share exercise price of $6.55. The warrant has anti-dilution protections, registration rights, and certain other protections for the holder. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

The Series A Preferred Stock has a preference over the Company’s common stock upon liquidation. Dividends on the preferred stock, if declared, are payable quarterly in arrears. The Company’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the company fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.

NOTE 18 - RESTRICTIONS ON DIVIDENDS, LOANS, OR ADVANCES

The Company’s dividend payments will be made from dividends received from the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes.  However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.  Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2009 and 2008:

	2009	2008
Commitments to extend credit	$10,358,000	$12,131,000
Financial standby letters of credit	180,000	180,000
	$10,538,000	$12,311,000

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets measured at fair value on a recurring basis are as follows as of December 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available-for-sale investments	$-	$5,031,414	$-

Total	$-	$5,031,414	$-

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Assets measured at fair value on a recurring basis are as follows as of December 31, 2008:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available-for-sale investments	$-	$4,638,214	$-

Total	$-	$4,638,214	$-

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at December 31, 2009 or 2008.

Assets measured at fair value on a non-recurring basis are as follows as of December 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$-	$6,066,187	$-
Real estate acquired through foreclosure		2,050,272

Total	$-	$8,116,459	$-

Assets measured at fair value on a non-recurring basis are as follows as of December 31, 2008:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$-	$5,043,946	$-
Real estate acquired through foreclosure		2,296,290

Total	$-	$7,340,236	$-

The Company had no liabilities carried at fair value or measured at fair value on a non-recurring basis at December 31, 2009 or 2008.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The following table summarizes fair value estimates as of December 31, 2009 and 2008 for financial instruments, as defined by ASC Topic 825, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and financial instruments recorded at fair value on a recurring basis at December 31, 2009.

In accordance with ASC Topic 825, the Company has not included assets and liabilities that are not financial instruments in its disclosure, such as the value of the long-term relationships with the Company’s deposit, net premises and equipment, net core deposit intangibles, deferred taxes and other assets and liabilities. Additionally, the amounts in the table have not been updated since the date indicated; therefore the valuations may have changes since that point in time. For these reasons, the total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

The following disclosures represent financial instruments in which the ending balance at December 31, 2009 and 2008 are not carried at fair value in its entirety on the Company’s Consolidated Balance Sheet.

Short-term Financial Instruments - The carrying value of short-term financial instruments, including cash and cash equivalents, time deposits placed, federal funds sold and purchased, repurchase agreements, and other short-term investments and borrowings, approximates the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.

Loans - Fair values were generally determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that the Company believes a market participant would consider in determining fair value. The Company estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Company’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan.

Deposits - The fair value for certain deposits with stated maturities was calculated by discounting contractual cash flows using current market rates for instruments with similar maturities. The carrying value of foreign time deposits approximates fair value. For deposits with no stated maturities, the carrying amount was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Company’s long-term relationships with depositors.

Long-Term Debt - The Company uses quoted market prices for its long-term debt when available. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar maturities.

The carrying and fair values of certain financial instruments at December 31, 2009 and 2008 were as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Loans receivable, net	$137,566,000	$137,205,000	$137,735,000	$137,740,000
Financial Liabilities:
Total deposits	$143,670,000	$139,206,000	$121,318,000	$121,451,000
FHLB advances	$8,000,000	$8,004,000	$23,570,000	$23,570,000

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 21 - AB&T FINANCIAL CORPORATION (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for AB&T Financial Corporation (Parent Company only):

Condensed Balance Sheet
	December 31,
	2009	2008
Assets: Investment in banking subsidiary	$24,893,706	$24,194,101
Liabilities and stockholders’ equity:
Liabilities	-	-
Stockholders’ equity	$24,893,706	$24,194,101
Total liabilities and stockholders’ equity	$24,893,706	$24,194,101

Condensed Statement of Operations
For the years ended December 31, 2009 and 2008
	2009	2008
Income	$-	$-
Expenses	269,175	182,095
Loss before income equity in undistributed losses of banking subsidiary	(269,175)	(182,095)
Equity in undistributed losses of banking subsidiary	(2,617,343)	(331,702)
Net loss	$(2,886,518)	$(513,797)

Condensed Statement of Cash Flows
For the years ended December 31, 2009 and 2008
	2009	2008
Cash flows from operating activities:
Net loss	$(2,886,518)	$(513,797)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation expense	269,175	182,095
Equity in undistributed losses of banking subsidiary	2,617,343	331,702
Net cash used by operating activities	-	-
Cash flows from investing activities:
Dividends received from banking subsidiary	141,944	-
Investment in banking subsidiary	(3,500,000)	-
Net cash used by investing activities	(3,358,056)	-
Cash flows from financing activities:
Dividends, paid	(141,944)	-
Proceeds from issuance of preferred stock, net	3,363,150	-
Proceeds from issuance of stock warrants	136,850	-
Net cash provided by financing activities	3,358,056	-
Increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).                                           CONTROLS AND PROCEDURES

(a)
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

(b)
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate due to changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Incorporated by reference from the discussion under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Meetings and Committees of the Board of Directors” of the Registrant’s proxy statement for the 2010 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

The Registrant has a code of ethics that is applicable, among others, to its principal executive officer and principal financial officer.  The Registrant’s code of ethics will be provided to any person upon written request made to Daniel C. Ayscue, president and chief executive officer, AB&T Financial Corporation, 292 W. Main Avenue, Gastonia, NC 28052.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the discussion under the headings “Executive Compensation” and “Director Compensation” of the Registrant’s proxy statement for the 2010 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the discussion under the heading “Beneficial Ownership of Voting Securities” of the Registrant’s proxy statement for the 2010 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Stock Option Plans

Set forth below is certain information regarding the Registrant’s various stock option plans.

Equity Compensation Plan Information
Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	427,833	$7.65	107,677

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	427,833	$7.65	107,677

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the discussion under the headings “Director Independence,” “Director Relationships,” and “Indebtedness of and Transactions with Management” of the Registrant’s proxy statement for the 2010 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the discussion under the headings “Proposal 3: Ratification of Independent Public Accountants” and “Report of the Audit Committee” of the Registrant’s proxy statement for the 2010 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           List of Documents Filed as Part of this Report

(1)           Financial Statements.  The following consolidated financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended
December 31, 2009 and 2008

Consolidated Statements of Changes in Shareholders’ Equity and
Comprehensive Loss for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2009 and 2008

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

(3)Exhibits. The following is a list of exhibits filed as part of this report:

No.                           Description

3.1	Articles of Incorporation of Registrant (incorporated by reference from Exhibit 3.01 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)

3.2	Bylaws of Registrant (incorporated by reference from Exhibit 3.02 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)

3.3
Articles of Amendment dated January 22, 2009, regarding Series A Preferred Stock (incorporated by reference from Exhibit 3.1 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)

4.1
Specimen of Registrant’s common stock certificate (incorporated by reference from Exhibit 5.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-157471, as filed with the Securities and Exchange Commission on February 23, 2009)

4.2
Specimen of Registrant’s series A preferred stock certificate (incorporated by reference from Exhibit 4.2 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)

4.3
Warrant to Purchase Common Stock of AB&T Financial Corporation, dated January 23, 2009 (incorporated by reference from Exhibit 4.1 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)

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

10.6
Letter Agreement including the Securities Purchase Agreement- Standard Terms, between AB&T Financial Corporation and the United States Department of the Treasury, dated January 23, 2009 (incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)

10.7	Form of Executive Compensation Modification Agreement (incorporated by reference from Exhibit 10.2 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)*

21.1	Subsidiaries (filed herewith)

23.1	Consent of Elliott Davis, PLLC (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Certification of Principal Executive Officer pursuant to section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

99.2	Certification of Principal Financial Officer pursuant to section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended (filed herewith)
_________________________

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AB&T FINANCIAL CORPORATION
Registrant

By:   /s /Daniel C. Ayscue______________
Daniel C. Ayscue
President and Chief Executive Officer
(Principal Executive Officer)

Date:  March 30, 2010

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s /Kenneth Appling Kenneth Appling, Director	March 30, 2010
/s/Roger Mobley Roger Mobley, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2010
/s /Joseph H. Morgan Joseph H. Morgan, Director	March 30, 2010
/s /Wayne F. Shovelin Wayne F. Shovelin., Director	March 30, 2010
/s/ David W. White David W. White, Director	March 30, 2010

EXHIBIT INDEX

No.                           Description

3.1	Articles of Incorporation of Registrant*

3.2	Bylaws of Registrant*

3.3	Articles of Amendment*

4.1	Specimen of Registrant’s common stock certificate*

4.2	Specimen of Registrant’s series A preferred stock certificate*

4.3	Warrant to Purchase Common Stock*

10.1	2005 Incentive Stock Option Plan*

10.2	2005 Nonstatutory Stock Option Plan*

10.3	Employment Agreement of Daniel C. Ayscue*

10.4	Employment Agreement of Eric Dixon*

10.5	Employment Agreement of Matthew J. Triplett*

10.6	Letter Agreement with the United States Department of the Treasury*

10.7	Form of Executive Compensation Modification Agreement*

21.1	Subsidiaries

23.1	Consent of Elliott Davis, PLLC

31.1                 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)

31.2                 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Principal Executive Officer pursuant to section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended

99.2	Certification of Principal Financial Officer pursuant to section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended

_________________________

* Incorporated by reference

Exhibit 21.1

Subsidiaries

Alliance Bank & Trust Company, a North Carolina banking corporation

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors
AB&T Financial Corporation

We consent to the incorporation by reference in the registration statement No. 333-157471 on Form S-8 of our report dated March 29, 2010 with respect to the consolidated financial statements of AB&T Financial Corporation which report appears in this Annual Report on Form 10-K of AB&T Financial Corporation for the year ended December 31, 2009.

/s/ Elliott Davis, PLLC

Elliott Davis, PLLC
Charlotte, North Carolina
March 29, 2010

Exhibit 31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

I, Daniel C. Ayscue, certify that:

1.	I have reviewed this annual report on Form 10-K of AB&T Financial Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 30, 2010             /s/ Daniel C. Ayscue
                                               Daniel C. Ayscue
                                               President and Chief Executive Officer
                                               (Principal Executive Officer)

Exhibit 31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

I, Roger A. Mobley, certify that:

1.	I have reviewed this annual report on Form 10-K of AB&T Financial Corporation;
2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 30, 2010             /s/ Roger A. Mobley
                                              Roger A. Mobley
                                              Executive Vice President and Chief Financial Officer
                                              (Principal Financial Officer)

Exhibit 32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certify that, to his knowledge, (i) the Form 10-K filed by AB&T Financial Corporation (the “Issuer”) for the year ended December 31, 2009, fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

Date:  March 30, 2010
/s/Daniel C. Ayscue
Daniel C. Ayscue
President and Chief Executive Officer
(Principal Executive Officer)

/s/Roger A. Mobley
Roger A. Mobley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit 99.1

Certification of Principal Executive Officer
Pursuant to
Section 111(b)(4)
of the
Emergency Economic Stabilization Act of 2008, as Amended

I, Daniel C. Ayscue, certify, based on my knowledge, that:

(i)
The compensation committee of AB&T Financial Corporation has discussed, reviewed, and evaluated with senior risk officers at least every six months during the period beginning on September 14, 2009, and ending on December 31, 2009 (the “Applicable Period”), the senior executive officer (“SEO”) compensation plans and employee compensation plans and the risks these plans pose to AB&T Financial Corporation;

(ii)
The compensation committee of AB&T Financial Corporation has identified and limited during the Applicable Period any features of the SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of AB&T Financial Corporation, and during that same Applicable Period has identified any features of the employee compensation plans that pose risks to AB&T Financial Corporation and has limited those features to ensure that AB&T Financial Corporation is not unnecessarily exposed to risks;

(iii)
The compensation committee has reviewed, at least every six months during the Applicable Period, the terms of each employee compensation plan and identified any features of the plan that could encourage the manipulation of reported earnings of AB&T Financial Corporation to enhance the compensation of an employee and has limited any such features;

(iv)	The compensation committee of AB&T Financial Corporation will certify to the reviews of the SEO compensation plans and employee compensation plans required under (i) and (iii) above;

(v)
The compensation committee of AB&T Financial Corporation will provide a narrative description of how it limited during any part of the most recently completed fiscal year that included a TARP period the features in

(A)	SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of AB&T Financial Corporation;

(B)	Employee compensation plans that unnecessarily expose AB&T Financial Corporation to risks; and

(C)	Employee compensation plans that could encourage the manipulation of reported earnings of AB&T Financial Corporation to enhance the compensation of an employee;

(vi)
AB&T Financial Corporation has required that bonus payments, as defined in the regulations and guidance established under section 111 of EESA (“bonus payments”), of the SEOs and twenty next most highly compensated employees be subject to a recovery or ‘‘clawback’’ provision during any part of the most recently completed fiscal year that was a TARP period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

(vii)
AB&T Financial Corporation has prohibited any golden parachute payment, as defined in the regulations and guidance established under section 111 of EESA, to an SEO or any of the next five most highly compensated employees during the period beginning on June 15, 2009 and ending on December 31, 2009;

(viii)
AB&T Financial Corporation has limited bonus payments to its applicable employees in accordance with section 111 of EESA and the regulations and guidance established thereunder during the period beginning on June 15, 2009 and ending on December 31, 2009.

(ix)
The board of directors of AB&T Financial Corporation has established an excessive or luxury expenditures policy, as defined in the regulations and guidance established under section 111 of EESA, by September 14, 2009; this policy has been provided to Treasury and its primary regulatory agency; AB&T Financial Corporation and its employees have complied with this policy during the applicable period; and any expenses that, pursuant to this policy, required approval of the board of directors, a committee of the board of directors, an SEO, or an executive officer with a similar level of responsibility were properly approved;

(x)
AB&T Financial Corporation will permit a non-binding shareholder resolution in compliance with any applicable Federal securities rules and regulations on the disclosures provided under the Federal securities laws related to SEO compensation paid or accrued during the period beginning June 15, 2009 and ending on December 31, 2009;

(xi)
AB&T Financial Corporation will disclose the amount, nature, and justification for the offering during the period beginning June 15, 2009 and ending with December 31, 2009 of any perquisites, as defined in the regulations and guidance established under section 111 of EESA, whose total value exceeds $25,000 for any employee who is subject to the bonus payment limitations identified in paragraph (viii);

(xii)
AB&T Financial Corporation will disclose whether AB&T Financial Corporation, the board of directors of AB&T Financial Corporation, or the compensation committee of AB&T Financial Corporation has engaged during the period beginning June 15, 2009 and ending December 31, 2009, a compensation consultant; and the services the compensation consultant or any affiliate of the compensation consultant provided during this period;

(xiii)
AB&T Financial Corporation has prohibited the payment of any gross-ups, as defined in the regulations and guidance established under section 111 of EESA, to the SEOs and the next twenty most highly compensated employees during the period beginning June 15, 2009 and ending December 31, 2009;

(xiv)
AB&T Financial Corporation has substantially complied with all other requirements related to employee compensation that are provided in the agreement between AB&T Financial Corporation and Treasury, including any amendments;

(xv)
AB&T Financial Corporation has submitted to Treasury a complete and accurate list of the SEOs and the twenty next most highly compensated employees for the current fiscal year and the most recently completed fiscal year, with the non-SEOs ranked in descending order of level of annual compensation, and with the name, title, and employer of each SEO and most highly compensated employee identified; and

(xvi)	I understand that a knowing and willful false or fraudulent statement made in connection with this certification may be punished by fine, imprisonment, or both.

March 30, 2010              /s/ Daniel C. Ayscue
  Daniel C. Ayscue
            President and Chief Executive Officer

Exhibit 99.2

Certification of Principal Financial Officer
Pursuant to
Section 111(b)(4)
of the
Emergency Economic Stabilization Act of 2008, as Amended

I, Roger A. Mobley, certify, based on my knowledge, that:

(i)
The compensation committee of AB&T Financial Corporation has discussed, reviewed, and evaluated with senior risk officers at least every six months during the period beginning on September 14, 2009, and ending on December 31, 2009 (the “Applicable Period”), the senior executive officer (“SEO”) compensation plans and employee compensation plans and the risks these plans pose to AB&T Financial Corporation;

(ii)
The compensation committee of AB&T Financial Corporation has identified and limited during the Applicable Period any features of the SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of AB&T Financial Corporation, and during that same Applicable Period has identified any features of the employee compensation plans that pose risks to AB&T Financial Corporation and has limited those features to ensure that AB&T Financial Corporation is not unnecessarily exposed to risks;

(iii)
The compensation committee has reviewed, at least every six months during the Applicable Period, the terms of each employee compensation plan and identified any features of the plan that could encourage the manipulation of reported earnings of AB&T Financial Corporation to enhance the compensation of an employee and has limited any such features;

(iv)	The compensation committee of AB&T Financial Corporation will certify to the reviews of the SEO compensation plans and employee compensation plans required under (i) and (iii) above;

(v)
The compensation committee of AB&T Financial Corporation will provide a narrative description of how it limited during any part of the most recently completed fiscal year that included a TARP period the features in

(A)	SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of AB&T Financial Corporation;

(B)	Employee compensation plans that unnecessarily expose AB&T Financial Corporation to risks; and

(C)	Employee compensation plans that could encourage the manipulation of reported earnings of AB&T Financial Corporation to enhance the compensation of an employee;

(vi)
AB&T Financial Corporation has required that bonus payments, as defined in the regulations and guidance established under section 111 of EESA (“bonus payments”), of the SEOs and twenty next most highly compensated employees be subject to a recovery or ‘‘clawback’’ provision during any part of the most recently completed fiscal year that was a TARP period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

(vii)
AB&T Financial Corporation has prohibited any golden parachute payment, as defined in the regulations and guidance established under section 111 of EESA, to an SEO or any of the next five most highly compensated employees during the period beginning on June 15, 2009 and ending on December 31, 2009;

(viii)
AB&T Financial Corporation has limited bonus payments to its applicable employees in accordance with section 111 of EESA and the regulations and guidance established thereunder during the period beginning on June 15, 2009 and ending on December 31, 2009.

(ix)
The board of directors of AB&T Financial Corporation has established an excessive or luxury expenditures policy, as defined in the regulations and guidance established under section 111 of EESA, by September 14, 2009; this policy has been provided to Treasury and its primary regulatory agency; AB&T Financial Corporation and its employees have complied with this policy during the applicable period; and any expenses that, pursuant to this policy, required approval of the board of directors, a committee of the board of directors, an SEO, or an executive officer with a similar level of responsibility were properly approved;

(x)
AB&T Financial Corporation will permit a non-binding shareholder resolution in compliance with any applicable Federal securities rules and regulations on the disclosures provided under the Federal securities laws related to SEO compensation paid or accrued during the period beginning June 15, 2009 and ending on December 31, 2009;

(xi)
AB&T Financial Corporation will disclose the amount, nature, and justification for the offering during the period beginning June 15, 2009 and ending with December 31, 2009 of any perquisites, as defined in the regulations and guidance established under section 111 of EESA, whose total value exceeds $25,000 for any employee who is subject to the bonus payment limitations identified in paragraph (viii);

(xii)
AB&T Financial Corporation will disclose whether AB&T Financial Corporation, the board of directors of AB&T Financial Corporation, or the compensation committee of AB&T Financial Corporation has engaged during the period beginning June 15, 2009 and ending December 31, 2009, a compensation consultant; and the services the compensation consultant or any affiliate of the compensation consultant provided during this period;

(xiii)
AB&T Financial Corporation has prohibited the payment of any gross-ups, as defined in the regulations and guidance established under section 111 of EESA, to the SEOs and the next twenty most highly compensated employees during the period beginning June 15, 2009 and ending December 31, 2009;

(xiv)
AB&T Financial Corporation has substantially complied with all other requirements related to employee compensation that are provided in the agreement between AB&T Financial Corporation and Treasury, including any amendments;

(xv)
AB&T Financial Corporation has submitted to Treasury a complete and accurate list of the SEOs and the twenty next most highly compensated employees for the current fiscal year and the most recently completed fiscal year, with the non-SEOs ranked in descending order of level of annual compensation, and with the name, title, and employer of each SEO and most highly compensated employee identified; and

(xvi)	I understand that a knowing and willful false or fraudulent statement made in connection with this certification may be punished by fine, imprisonment, or both.

March 30, 2010
                          /s/ Roger A. Mobley
                          Roger A. Mobley
                          Executive Vice President
                          and Chief Financial Officer