Form 10-Q
period 2010-05-17
AB&T Financial CORP
filed 2010-05-17
CIK 1435161

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X      NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES___  NO____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer___                                                                Accelerated filer____
Non-accelerated filer___ (Do not check if a smaller reporting company)            Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES  ___   NO    X

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

2,668,205 shares of common stock, $1.00 par value, as of May 14, 2010

INDEX

PART I – FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets – March 31, 2010 and December 31, 2009	3

Consolidated Statements of Operations – Three months ended March 31, 2010 and 2009	4

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive
Income (Loss) - Three months ended March 31, 2010 and 2009	5

Consolidated Statements of Cash Flows – Three months ended March 31, 2010 and 2009	6

Notes to Consolidated Financial Statements	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 4T. Controls and Procedures	18

PART II – OTHER INFORMATION

Item 6. Exhibits	18

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
AB&T FINANCIAL CORPORATION
Consolidated Balance Sheets
	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from banks	$3,091,388	$4,701,944
Federal funds sold	9,258,877	16,729,661
Time deposits with other banks	1,037,518	1,296,527
Total cash and cash equivalents	13,387,783	22,728,132
Securities available for sale at fair value	12,521,238	5,031,414
Nonmarketable equity securities	1,413,180	1,413,180
Total investments	14,971,936	6,444,594
Loans receivable	137,640,105	139,974,913
Less allowance for loan losses	(2,521,012)	(2,408,990)
Loans, net	135,119,093	137,565,923
Premises, furniture and equipment, net	3,938,115	3,952,877
Accrued interest receivable	553,048	566,318
Deferred tax asset	2,649,540	1,937,482
Other real estate owned	3,135,185	2,050,272
Other assets	697,208	1,485,400
Total assets	$173,414,390	$176,730,998
Liabilities
Deposits
Noninterest-bearing transaction accounts	$6,248,528	$5,626,494
Interest-bearing transaction accounts	5,452,464	4,759,708
Savings and money market	28,205,770	24,279,357
Time deposits $100,000 and over	7,460,145	6,934,915
Other time deposits	92,803,092	102,069,318
Total deposits	140,169,999	143,669,792
Borrowed funds	21,374	-
FHLB advances	8,000,000	8,000,000
Accrued interest payable	70,379	55,169
Other liabilities	156,245	112,331
Total liabilities	148,417,997	151,837,292

Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, issued and outstanding – 3,500 at March 31, 2010 and at December 31, 2009	3,391,986	3,385,908
Common stock, $1.00 par value; 11,000,000 shares authorized, issued and outstanding – 2,678,205 at March 31, 2010 and December 31, 2009	2,678,205	2,678,205
Treasury stock, at cost (10,000 shares at March 31, 2010 and December 31, 2009)	(55,600)	(55,600)
Warrants	136,850	136,850
Capital surplus	21,757,432	21,734,686
Retained deficit	(2,991,146)	(3,066,700)
Accumulated other comprehensive income	78,666	80,357
Total shareholders’ equity	24,996,393	24,893,706
Total liabilities and shareholders’ equity	$173,414,390	$176,730,998
See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION
Consolidated Statements of Operations
(Unaudited)
	For the three months ended March 31,
	2010	2009
Interest income:
Loans, including fees	$1,689,925	$1,644,474
Investment securities, taxable	63,302	61,962
FHLB, interest and dividends	931	-
Federal funds sold	10,941	3,663
Time deposits with other banks	3,683	19,167
Total	1,768,782	1,729,266
Interest expense:
Time deposits $100,000 and over	41,971	624,574
Other deposits	446,634	158,449
Other interest expense	76,407	200,827
Total	565,012	983,850
Net interest income	1,203,770	745,416
Provision for loan losses	36,528	341,314
Net interest income after provision
for loan losses	1,167,242	404,102
Other operating income:
Service charges on deposit accounts	89,425	82,872
Residential mortgage application fees	-	12,405
Rental income	750	900
Other service charges, commission and fees	10,449	13,003
Total	100,624	109,180
Other operating expenses:
Salaries and employee benefits	557,418	595,942
Occupancy expense	46,539	47,351
Furniture and equipment expense	42,718	51,606
Loss on sale of other real estate	448	-
Other operating expenses	486,522	341,459
Total	1,133,645	1,036,358
Income (loss) before income taxes	134,221	(523,076)
Income tax expense (benefit)	51,982	(200,598)
Net income (loss)	$82,239	$(322,478)
Accretion of preferred stock to redemption value	6,078	4,524
Preferred stock dividends	43,750	43,750
Net income (loss) available to
common shareholders	$32,411	$(370,752)
Income (loss) per common share
Basic income (loss) per common share	$0.01	$(0.14)
Diluted income (loss) per common share	$0.01	$(0.14)

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
For the three months ended March 31, 2010 and 2010
(dollars in thousands except for share data)
(Unaudited)
	Common Stock		Preferred Stock					Accumu- lated Other Compre- hensive	Retained
	Shares	Amount	Shares	Amount	Treasury Stock	Warrants	Capital Surplus	Income (loss)	Earnings (Deficit)	Total
Balance, December 31, 2008	2,678,205	$ 2,678	-	$ -	$ -	$ -	$ 21,607	$ 66	$ (157)	$ 24,194
Net loss									(322)	(322)

Other comprehensive income, net of tax								24		24

Comprehensive loss										(298)
Issuance of preferred stock			3,500	3,363						3,363

Issuance of common stock warrants						137				137

Accretion of preferred stock to redemption value				5					(5)	-

Dividends, preferred							(11)			(11)

Purchase of Treasury stock (10,000 shares)					(56)					(56)
Stock-based employee compensation							66			66
Balance
March 31, 2009	2,678,205	$ 2,678	3,500	$ 3,368	$ (56)	$ 137	$ 21,662	$ 90	$ (484)	$ 27,395

Balance, December 31, 2009	2,678,205	$ 2,678	3,500	$ 3,386	$ (56)	$ 137	$ 21,734	$ 80	$ (3,067)	$ 24,893

Net income									82	82

Other comprehensive loss, net of tax								(1)		(1)

Comprehensive income										81

Accretion of preferred stock to redemption value				6					(6)	-

Dividends, preferred							(44)			(44)

Stock-based employee compensation expense							67			67
Balance
March 31, 2010	2,678,205	$ 2,678	3,500	$ 3,392	$ (56)	$ 137	$ 21,757	$ 79	$ (2,991)	$24,996
See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2009
(Unaudited)
	For the three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$82,239	$(322,478)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	36,528	341,314
Loss on sale of other real estate	448	-
Depreciation and amortization expense	41,923	54,431
Discount accretion and premium amortization	1,471	110,063
Deferred income tax benefit	(1,079)	(216,280)
Decrease in interest receivable	13,270	35,110
Increase in interest payable	15,210	22,214
Decrease in other assets	78,292	10,391
Increase in other liabilities	64,681	91,150
Stock based compensation expense	66,496	66,371
Net cash provided by operating activities	399,479	192,286

Cash flows from investing activities:
Purchase of securities available for sale	(7,536,998)	-
Purchase of nonmarketable equity securities	-	(41,900)
Redemption (purchase) of certificates of deposit from other banks	259,009	(11,449)
Calls and maturities of securities available for sale	42,933	-
Net decrease (increase) in loans receivable	1,269,635	(161,901)
Proceeds from sale of other real estate	55,306	370,246
Purchases of premises, furniture, and equipment	(27,161)	(2,976)
Net cash provided (used) by investing activities	(5,936,276)	152,020

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest- bearing transaction accounts and savings accounts	5,241,203	(1,262,834)
Net decrease in certificates of deposit and other time deposits	(8,740,996)	(1,458,467)
Net decrease in borrowed funds	-	(1,066,883)
Proceeds from issuance of preferred stock, net	-	3,363,150
Dividends paid	(43,750)	(10,694)
Purchase of treasury stock	-	(55,600)
Proceeds from issuance of stock warrants	-	136,850
Net cash used by financing activities	(3,543,543)	(354,478)

Net decrease in cash and cash equivalents	$(9,081,340)	$(10,172)

Cash and cash equivalents, beginning of period	$22,728,132	$17,168,629

Cash and cash equivalents, end of period	$13,387,783	$17,158,457

Supplemental disclosure of cash flow information:
Transfer of loans to real estate acquired in settlement of loans	$1,140,667	$1,266,727
Interest paid	$549,802	$3,298,739
Taxes paid	$-	$-
See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization

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

Note 2 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated to omit disclosures, which would substantially duplicate those contained in the Company’s 2009 Annual Report on Form 10-K.  The financial statements as of March 31, 2010 and for the interim periods ended March 31, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2010.

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

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Note 3 – Recently Issued Accounting Pronouncements

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

AB&T FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity.  The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Unrealized gains (losses) on securities available for sale	$(2,772)	$40,198
Reclassification of (gains) losses recognized in net income	-	-
Income tax expense (benefit)	1,078	(15,657)

Other comprehensive income (loss)	$(1,694)	$24,541

Note 5 – Income (loss) per common share

Basic income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.

                                                                                                                                                                                                                                    Three months ended March 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Income available to common shareholders	$32,411	2,668,205	$0.01
Effect of dilutive securities
Stock options	-	-
Dilutive income per share
Income available to common shareholders plus assumed conversions	$32,411	2,668,205	$0.01

                                                                                                                                                                                                                                         Three months ended March 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Loss available to common shareholders	$(370,752)	2,668,205	$(0.14)
Effect of dilutive securities
Stock options	-	-
Dilutive loss per share
Loss available to common shareholders plus assumed conversions	$(370,752)	2,668,205	$(0.14)

AB&T FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Fair Value Measurements

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

Assets measured at fair value on a recurring basis are as follows as of March 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available for sale investments	$-	$12,521,238	$-

Total	$-	$12,521,238	$-

Assets measured at fair value on a recurring basis are as follows as of December 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available for sale investments	$-	$5,031,414	$-

Total	$-	$5,031,414	$-

AB&T FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Fair Value Measurements - continued

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at March 31, 2010 or December 31, 2009.

Assets measured at fair value on a non-recurring basis are as follows as of March 31, 2010:
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$-	$6,249,354	$-
Real estate acquired through foreclosure		3,135,185

Total	$-	$9,384,539	$-

Assets measured at fair value on a non-recurring basis are as follows as of December 31, 2009:
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$-	$6,066,187	$-
Real estate acquired through foreclosure		2,050,272

Total	$-	$8,116,459	$-

The Company had no liabilities carried at fair value or measured at fair value on a non-recurring basis at March 31, 2010 or December 31, 2009.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

The following table summarizes fair value estimates as of March 31, 2010 and December 31, 2009 for financial instruments, as defined by ASC Topic 825, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and financial instruments recorded at fair value on a recurring basis at March 31, 2010 and December 31, 2009.

In accordance with ASC Topic 825, the Company has not included assets and liabilities that are not financial instruments in its disclosure, such as the value of the long-term relationships with the Company’s deposit, net premises and equipment, net core deposit intangibles, deferred taxes and other assets and liabilities. Additionally, the amounts in the table have not been updated since the date indicated; therefore the valuations may have changed since that point in time. For these reasons, the total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

The following disclosures represent financial instruments in which the ending balance at March 31, 2010, and December 31, 2009 are not carried at fair value in its entirety on the Company’s Consolidated Balance Sheet.

Short-term Financial Instruments - The carrying value of short-term financial instruments, including cash and cash equivalents, time deposits placed, federal funds purchased, repurchase agreements, and other short-term investments and borrowings, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.

AB&T FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 6 – Fair Value Measurements - continued

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

The carrying and fair values of certain financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Loans receivable, net	$133,560,000	$137,565,923	$137,205,000	$135,119,093

Financial Liabilities:
Total deposits	$135,462,000	$143,669,792	$139,206,000	$140,169,999
FHLB advances	$8,000,000	$8,248,000	$8,000,000	$8,004,000

Note 7 – Investment Securities

The amortized cost and estimated fair values of securities available for sale were:
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
March 31, 2010
Mortgage-backed securities	$10,348,629	$150,052	$15,175	$10,483,506
Agencies	1,041,282	3,849	-	1,045,132
Municipals	1,002,471	-	9,871	992,600
Total	$12,392,382	$153,901	$25,046	$12,521,238

December 31, 2009
Mortgage-backed securities	$3,857,417	$155,987	$21,581	$3,991,823
Agencies	1,042,373	-	2,782	1,039,591
Total	$4,899,790	$155,987	$24,363	$5,031,414

AB&T FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Investment Securities - continued

The following is a summary of maturities of securities available for sale as of March 31, 2010.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
	Securities Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$892,666	$922,971
Due after one year but within five years	1,446,288	1,520,688
Due after five years but within ten years	7,725,461	7,759,465
Due after ten years	2,327,969	2,318,113
	$12,392,384	$12,521,238

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
March 31, 2010
Mortgage-backed securities	$2,243,082	$15,175	$-	$-	$2,243,082	$15,175
Agencies	-	-	-	-	-	-
Municipals	992,600	9,871	-	-	992,600	9,871

Total	$2,269,387	$25,046	$-	$-	$2,269,387	$25,046

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2009
Mortgage-backed securities	$1,229,796	$21,581	$-	$-	$1,229,796	$21,581
Agencies	1,039,591	2,782	-		1,039,591	2,782

Total	$2,269,387	$24,363	$-	$-	$2,269,387	$24,363

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

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2010 compared to December 31, 2009, and the results of operations for the three month periods ended March 31, 2010 and 2009.  This discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in the Company’s 2009 Annual Report on Form 10-K. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company’s management.  The words “expect,” “estimate,” “anticipate,” "plan," and “believe,” as well as similar expressions, are intended to identify forward-looking statements.  The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the three months ended March 31, 2010, net interest income was $1,203,770 as compared to $745,416 for the same period in 2009.  The average rate paid on interest-bearing liabilities for the three months ended March 31, 2010 and 2009 was 1.56% and 2.71%, respectively.  The average rate realized on interest-earning assets was 4.43% and 4.49% for the three months ended March 31, 2010 and 2009, respectively.  This increase in the net interest income was primarily due to the reduction in interest rates paid by the Bank as liabilities repriced over the remainder of 2009 and the first quarter of 2010.

The net interest spread was 2.87% and 1.78% for the three month periods ended March 31, 2010 and 2009, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management’s judgment is necessary to maintain the allowance for loan losses at an adequate level in relation to the risk of future losses inherent in the loan portfolio.  For the three month periods ended March 31, 2010 and 2009 the provision was $36,528 and $341,314, respectively.  On March 31, 2010, there were $7,424,481 in loans in nonaccrual status.  On March 31, 2009, there were $1,166,791 in loans in nonaccrual status.  Based on present information, management believes the allowance for loan losses is adequate at March 31, 2010 to meet presently known and inherent risks in the loan portfolio.  The allowance for loan losses is 1.83% and 1.26% of total loans at March 31, 2010 and 2009, respectively.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  The Company maintains an allowance for loan losses based on, among other things, historical experience, including management’s experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease in the Company’s net income and, possibly, a reduction of its capital.

Noninterest Income

Total noninterest income for the three months ended March 31, 2010 was $100,624 or 7.84% less than total noninterest income for the same period last year.  This decrease was due to the decrease in residential mortgage application fees.  There were no such fees for the three month period ended March 31, 2010 and $12,405 for the three month period ended March 31, 2009.  The largest component of noninterest income for the three month period ended March 31, 2010 was service charges on deposit accounts, which totaled $89,425 or 7.91% higher than those for the three month period ended March 31, 2009.  This increase was driven largely by the Company’s expanded efforts in the acquisition of retail demand deposit accounts.  Rental income for the three months ended March 31, 2010 was $750 or 16.67% less than the three month period ended March 31, 2009.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2010 was $1,133,645 or 9.39% more than total noninterest expense for the same period last year. The primary component of noninterest expense is salaries and benefits, which were $557,418 and $595,942 for the three months ended March 31, 2010 and 2009, respectively. Salaries and benefits decreased due to the decrease in the number of active employees and the reduction in the expense of accrued bonuses and other benefits.  Other operating expenses were $486,522 and $341,459 for the three months ended March 31, 2010 and 2009, respectively. The increase in other operating expense for the three months ended March 31, 2010 was primarily the result of effects of the additional deposit insurance assessments imposed by the FDIC during 2009.

Income Taxes

For the three months ended March 31, 2010 and 2009, the effective income tax rate was 38.73% and 38.35%, respectively.  The income tax expense was $51,982, for the three months ended March 31, 2010 compared to an income tax benefit of $200,598 for the three months ended March 31, 2009.

Net Income (loss)

The combination of the above factors resulted in net income of $82,239 for the three months ended March 31, 2010 compared to net loss of $322,478 for the comparable period in 2009..

Assets and Liabilities

During the first three months of 2010, total assets decreased $3,316,608 or 1.88% when compared to December 31, 2009.  The decrease is primarily due to a decrease in loans outstanding.  In addition, we experienced a decrease in federal funds sold of $7,470,784, or 44.66% during the three months ended March 31, 2010. This is primarily a result of investing excess liquidity in investment securities in order to increase our net interest margin.

Investment Securities

Investment securities totaled $14,971,936 as of March 31, 2010 as compared to $6,444,594 at December 31, 2009.  Of this amount, $12,521,238 was designated as available for sale as of March 31, 2010.  The other investments were nonmarketable equity securities consisting of $1,368,000 in Federal Home Loan Bank stock and a $45,180 investment in Community Bankers Bank stock.

Loans

Loans decreased $2,334,808, or 1.67%, during the period.  As shown below, the largest decrease was in real estate – construction loans which decreased $3,582,000 or 12.17%, to $25,862,000 at March 31, 2010.  Real estate – mortgage loans increased $688,000, or .73%, to $95,127,000.  Commercial and industrial loans increased $22,000 or ..14% to $15,242,000 at March 31, 2010.  Consumer and other loans increased $537,192 or 61.61%, to $1,409,105. Balances within the major loans receivable categories as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Real estate – construction	$25,862,000	$29,444,000
Real estate – mortgage	95,127,000	94,439,000
Commercial and industrial	15,242,000	15,220,000
Consumer and other	1,409,105	871,913
Total gross loans	$137,640,105	$139,974,913

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment of the Company’s credit position at a future date.  Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected.  At March 31, 2010 and December 31, 2009, the Company had criticized loans totaling $14,358,027 and $8,742,720, respectively.  At March 31, 2010 and December 31, 2009, the Company had classified loans totaling $9,268,463 and $9,112,635, respectively.  At March 31, 2010, the Company had $7,424,481 or 5.39% of total gross loans in nonaccrual status and $77,696 in loans that were 90 days or more past due and still accruing.

The following table depicts the activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Balance, January 1	$2,408,990	$1,935,702
Provision for loan losses for the period	36,528	341,314
Net loans (charged-off) recovered during the period	75,494	(534,651)
Balance, March 31,	$2,521,012	$1,742,365
Gross loans outstanding, March 31,	$137,640,105	$138,240,108
Allowance for loan losses to loans outstanding	1.83%	1.26%

Deposits

Total deposits decreased $3,499,793 or 2.44%, from December 31, 2009 to $140,169,999 at March 31, 2010.  Total time deposits decreased $8,740,996, or 8.02% to $100,263,237 at March 31, 2010.  This decrease was due to the decision of management to decrease the concentration of brokered deposits and focus on increasing our local market penetration.  The decrease in time deposits was partially offset by increases in interest-bearing and non-interest bearing transaction accounts which, in total, increased $1,314,790 or 12.66% since December 31, 2009 There was an increase in savings and money market accounts as well, which increased $3,926,413 or 16.17%, to $28,205,770 at March 31, 2010.  This increase in non time deposit accounts is a combination of the Bank instituting a revised market pricing strategy to attract new deposit accounts and implementing a retail focusing on growing the core deposits of the Bank.  Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank (“FHLB”) but do not require collateralization like FHLB borrowings.

Balances within the major deposit categories as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Noninterest-bearing transaction accounts	$6,248,528	$5,626,494
Interest-bearing transaction accounts	5,452,464	4,759,708
Savings and money market	28,205,770	24,279,357
Time deposits $100,000 and over	7,460,145	6,934,915
Other time deposits	92,803,092	102,069,318
Total deposits	$140,169,999	$143,669,792

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Advances from Federal Home Loan Bank

The Bank did not borrow additional funds from the Federal Home Loan Bank of Atlanta (FHLB) during the first three months of 2010.  The advances from the FHLB total $8,000,000 as of March 31, 2010 and December 31, 2009.  The Bank utilizes the advances to fund loans and general liquidity purposes.  Advances from the Federal Home Loan Bank consisted of the following at March 31, 2010:

Description	Interest Rate	Amount
Convertible rate advances maturing:
September 20, 2012	3.86%	$8,000,000
		$8,000,000

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:
2010	$-
2011	-
2012	8,000,000
$8,000,000

Liquidity

Liquidity needs are met by the Company through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.  The Company also has the capacity to pledge certain loans as collateral for additional borrowings from FHLB during times when the comparable interest rate is favorable to the interest rate on deposit products.  As of March 31, 2010, the Company’s primary sources of liquidity included cash and equivalents of $3,091,388, federal funds sold totaling $9,258,877 and securities available-for-sale totaling $12,521,238, credit availability with the Federal Home Loan Bank of $14,500,000 and unused lines of credit with correspondent banks to purchase federal funds totaling $18,500,000 at March  31, 2010.

Capital Resources

Total shareholders' equity increased $102,687 to $24,996,393 for the three month period ended March 31, 2010.  This is primarily the result of the net income for the period of $82,239, and stock based compensation expense of $66,496.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum.  Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2010 as well as the ratios to be considered "well capitalized."

The following table summarizes the Company’s risk-based capital at March 31, 2010

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Shareholders' equity	$24,996,393
Plus – unrealized (gain) loss on available-for-sale securities	(78,666)
Tier 1 capital	$24,917,727
Plus - allowance for loan losses(1)	1,707,000
Total capital	$26,624,727
Risk-weighted assets	$136,583,000
Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	18.24%
Total capital (to risk-weighted assets)	19.49%
Leverage ratio	14.16%
(1) Limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Company’s customers at predetermined interest rates for a specified period of time.  At March 31, 2010, the Company had issued commitments to extend credit of $9,932,270 through various types of commercial lending arrangements.  All of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2010

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Greater Than One Year	Total
Unused commitments to extend credit	$265,006	$682,805	$3,483,722	$5,321,042	$9,752,575
Standby letters of credit	179,695	-	-	-	179,695
Totals	$444,701	$682,805	$3,483,722	$5,321,042	$9,932,270

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the financial statements at December 31, 2009 as contained in our 2009 Annual Report to on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our financial statements.  Refer to the portions of the discussion in this report on Form 10-Q and in our 2009 Annual Report on Form 10-K that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Item 4T.  Controls and Procedures

(a)
Based on their evaluation of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of March 31, 2010, our chief executive officer and chief financial officer concluded that  such controls and procedures were effective.

(b)
There was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AB&T FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AB&T FINANCIAL CORPORATION
(Registrant)

Date: May 17, 2010

                     /s/Daniel C. Ayscue
                      Daniel C. Ayscue
                      President and Chief Executive Office
                      (Principal Executive Officer)

EXHIBIT INDEX

Exhibit
Number                                  Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002