Form 10-Q
period 2010-08-16
AB&T Financial CORP
filed 2010-08-16
CIK 1435161

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X      NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES____    NO____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

2,668,205 shares of common stock, $1.00 par value, as of August 16, 2010

AB&T FINANCIAL CORPORATION

INDEX

PART I – FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets – June 30, 2010 and December 31, 2009	3

Consolidated Statements of Operations – Six months ended June 30, 2010 and 2009 and three months ended June 30, 2010 and 2009	4

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) -
Six months ended June 30, 2010 and 2009	5

Consolidated Statements of Cash Flows – Six months ended June 30, 2010 and 2009	6

Notes to Consolidated Financial Statements	7-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-20

Item 4T. Controls and Procedures	20

PART II – OTHER INFORMATION

Item 6. Exhibits	21

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
AB&T FINANCIAL CORPORATION
Consolidated Balance Sheets
	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from banks	$6,009,992	$4,701,944
Federal funds sold	5,439,535	16,729,661
Time deposits with other banks	1,048,679	1,296,527
Total cash and cash equivalents	12,498,206	22,728,132
Securities available for sale at fair value	10,859,804	5,031,414
Nonmarketable equity securities	1,413,180	1,413,180
Total investments	12,272,984	6,444,594
Loans receivable	134,699,893	139,974,913
Less allowance for loan losses	(2,540,263)	(2,408,990)
Loans, net	132,159,630	137,565,923
Premises, furniture and equipment, net	3,909,235	3,952,877
Accrued interest receivable	635,935	566,318
Deferred tax asset	1,984,943	1,937,482
Other real estate owned	3,475,932	2,050,272
Other assets	5,560,051	1,485,400
Total assets	$172,496,916	$176,730,998
Liabilities
Deposits
Noninterest-bearing transaction accounts	$7,009,315	$5,626,494
Interest-bearing transaction accounts	5,526,713	4,759,708
Savings and money market	26,716,027	24,279,357
Time deposits $100,000 and over	9,361,868	6,934,915
Other time deposits	90,559,000	102,069,318
Total deposits	139,172,923	143,669,792
Borrowed funds	67,137	-
FHLB advances	8,000,000	8,000,000
Accrued interest payable	64,140	55,169
Other liabilities	183,780	112,331
Total liabilities	147,487,980	151,837,292

Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, issued and outstanding – 3,500 at June 30, 2010 and at December 31, 2009	3,398,064	3,385,908
Common stock, $1.00 par value; 11,000,000 shares authorized, issued and outstanding – 2,678,205 at June 30, 2010 and December 31, 2009	2,678,205	2,678,205
Treasury stock, at cost (10,000 shares at June 30, 2010 and December 31, 2009)	(55,600)	(55,600)
Warrants	136,850	136,850
Capital surplus	21,783,221	21,734,686
Retained deficit	(2,947,216)	(3,066,700)
Accumulated other comprehensive income	15,412	80,357
Total shareholders’ equity	25,008,936	24,893,706
Total liabilities and shareholders’ equity	$172,496,916	$176,730,998
See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION
Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$1,648,963	$1,715,005	$3,338,888	$3,359,479
Investment securities, taxable	126,513	67,969	189,815	129,931
FHLB, interest and dividends	877	-	1,808	-
Federal funds sold	4,534	841	15,475	4,504
Time deposits with other banks	4,468	18,361	8,151	37,528
Total	1,785,355	1,802,176	3,554,137	3,531,442

Interest expense:
Time deposits $100,000 and over	364,073	252,913	406,044	449,673
Other deposits	86,797	402,530	533,431	988,793
Other interest expense	81,333	206,231	157,740	407,058
Total	532,203	861,674	1,097,215	1,845,524

Net interest income	1,253,152	940,502	2,456,922	1,685,918
Provision for loan losses	400,000	305,760	436,528	647,074

Net interest income after provision
for loan losses	853,152	634,742	2,020,394	1,038,844

Other operating income:
Service charges on deposit accounts	98,263	98,868	187,688	181,740
Residential mortgage application fees	-	-	-	12,405
Rental income	2,250	1,350	3,000	2,250
Gain on sale of investment securities	275,212	-	275,212	-
Other service charges, commissions and fees	12,508	18,347	22,957	31,350
Total	388,233	118,565	488,857	227,745

Other operating expenses:
Salaries and employee benefits	585,184	523,930	1,142,602	1,119,872
Occupancy expense	43,928	52,713	90,467	100,064
Furniture and equipment expense	48,058	44,461	90,776	96,067
Loss on sale of other real estate	8,568	38,756	9,016	38,756
Other operating expenses	481,111	475,630	967,633	817,089
Total	1,166,849	1,135,490	2,300,494	2,171,848

Income (loss) before income taxes	74,536	(382,183)	208,757	(905,259)
Income tax expense (benefit)	24,528	(146,588)	76,510	(347,186)

Net income (loss)	$50,008	$(235,595)	$132,247	$(558,073)

Accretion of preferred stock to redemption value	6,078	6,078	12,156	10,602
Preferred stock dividends	43,750	43,750	87,500	87,500
Net income (loss) available to
common shareholders	$180	$(285,423)	$32,591	$(656,175)

Income (loss) per common share
Basic income (loss) per common share	$0.00	$(0.11)	$0.01	$(0.25)
Diluted income (loss) per common share	$0.00	$(0.11)	$0.01	$(0.25)

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
For the six months ended June 30, 2010 and 2009
(dollars in thousands except for share data)
(Unaudited)

	Common Stock		Preferred Stock					Accumu- lated Other compre- hensive	Retained
	Shares	Amount	Shares	Amount	Treasury Stock	Warrants	Capital Surplus	Income (loss)	Earnings (Deficit)	Total
Balance, December 31, 2008	2,678,205	$2,678	-	$-	$-	$-	$21,607	$66	$(157)	$24,194
Net loss									(558)	(558)

Other comprehensive loss, net of tax								(19)		(19)

Comprehensive loss										(577)
Issuance of preferred stock			3,500	3,363						3,363

Issuance of common stock warrants						137				137

Accretion of preferred stock to redemption value				11					(11)	-

Dividends, preferred							(54)			(54)

Purchase of Treasury stock (10,000 shares)					(56)					(56)
Stock-based employee compensation							133			133

Balance
June 30, 2009	2,678,205	$2,678	3,500	$3,374	$(56)	$137	$21,686	$47	$(726)	$27,140

Balance, December 31, 2009	2,678,205	$2,678	3,500	$3,386	$(56)	$137	$21,735	$80	$(3,067)	$24,893

Net income									132	132

Other comprehensive loss, net of tax								(65)		(65)

Comprehensive income										67

Accretion of preferred stock to redemption value				12					(12)	-

Dividends, preferred							(87)			(87)

Stock-based employee compensation expense							136			136

Balance
June 30, 2010	2,678,205	$2,678	3,500	$3,398	$(56)	$137	$21,784	$15	$(2,947)	$25,009

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009
(Unaudited)
	For the six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$132,247	$(558,073)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	436,528	647,074
Loss on sale of other real estate	9,016	38,756
Gain on sale of investment securities	(275,212)	-
Depreciation and amortization expense	84,295	109,417
Discount accretion and premium amortization	(1,094)	314,213
Deferred income tax (benefit) expense	44,738	(334,785)
Increase in interest receivable	(69,617)	(36,954)
Increase (decrease) in interest payable	8,971	(5,391)
Decrease in other assets	241,500	65,253
Increase in other liabilities	106,420	146,781
Stock based compensation expense	136,035	133,479
Net cash provided by operating activities	853,827	519,770

Cash flows from investing activities:
Purchase of securities available for sale	(11,152,201)	(1,045,600)
Purchase of nonmarketable equity securities	-	(41,900)
Redemption (purchase) of certificates of deposit from other banks	247,848	(23,293)
Calls and maturities of securities available for sale	1,091,244	-
Net decrease (increase) in loans receivable	3,214,248	(2,836,668)
Proceeds from sale of other real estate	320,841	409,043
Purchases of premises, furniture, and equipment	(40,653)	(18,783)
Net cash used in investing activities	(6,318,673)	(3,557,201)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest- bearing transaction accounts and savings accounts	4,586,496	(1,848,024)
Net increase (decrease) in certificates of deposit and other time deposits	(9,083,365)	6,932,771
Net increase (decrease) in borrowed funds	67,137	(1,046,757)
Proceeds from issuance of preferred stock, net	-	3,363,150
Net decrease in advances from FHLB	-	(3,000,000)
Dividends paid	(87,500)	(54,444)
Purchase of treasury stock	-	(55,600)
Proceeds from issuance of stock warrants	-	136,850
Net cash provided by (used in) financing activities	(4,517,232)	4,427,946

Net increase (decrease) in cash and cash equivalents	$(9,982,078)	$1,390,515

Cash and cash equivalents, beginning of period	$22,728,132	$17,168,629

Cash and cash equivalents, end of period	$12,498,206	$18,559,144

Supplemental disclosure of cash flow information:
Transfer of loans to real estate acquired in settlement of loans	1,755,517	528,751
Interest paid	1,088,244	1,850,915
Taxes paid	$-	$-
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

Note 2 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated to omit disclosures, which would substantially duplicate those contained in the Company’s 2009 Annual Report on Form 10-K.  The financial statements as of June 30, 2010 and for the interim periods ended June 30, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2010.

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

Note 3 – Recently Issued Accounting Pronouncements

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.   According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff's understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity.  The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Unrealized gains (losses) on securities available for sale	$60,052	$(72,098)	$47,357	$(31,903)
Reclassification of (gains) losses recognized in net income	(137,916)	-	(128,000)	-
Income tax expense (benefit)	14,611	28,082	15,690	12,426

Other comprehensive income (loss)	$(63,253)	$(44,016)	$(64,953)	$(19,477)

Note 5 – Income (loss) per common share

Basic income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. No dilutive common share equivalents were included in the calculation due to exercise prices being below market price at June 30, 2010.

Three months ended June 30, 2010

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic income per share
Income available to common shareholders	$180	2,668,205	$0.00
Effect of dilutive securities
Stock options	-	-
Dilutive income per share
Income available to common shareholders plus assumed conversions	$180	2,668,205	$0.00

Three months ended June 30, 2009

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Loss available to common shareholders	$(285,423)	2,668,205	$(0.11)
Effect of dilutive securities
Stock options	-	-
Dilutive loss per share
Loss available to common shareholders plus assumed conversions	$(285,423)	2,668,205	$(0.11)

   Note 5 – Income (loss) per common share - continued

Six months ended June 30, 2010

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic income per share
Income available to common shareholders	$32,591	2,668,205	$0.01
Effect of dilutive securities
Stock options	-	-
Dilutive income per share
Income available to common shareholders plus assumed conversions	$32,591	2,668,205	$0.01

Six months ended June 30, 2009

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Loss available to common shareholders	$(656,175)	2,668,205	$(0.25)
Effect of dilutive securities
Stock options	-	-
Dilutive loss per share
Loss available to common shareholders plus assumed conversions	$(656,175)	2,668,205	$(0.25)

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

Assets measured at fair value on a recurring basis are as follows as of June 30, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available for sale investments	$-	$10,859,804	$-

Total	$-	$10,859,804	$-

Assets measured at fair value on a recurring basis are as follows as of December 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available for sale investments	$-	$5,031,414	$-

Total	$-	$5,031,414	$-

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at June 30, 2010 or December 31, 2009.

Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Fair Value Measurements - continued

Assets measured at fair value on a non-recurring basis are as follows as of June 30, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$-	$10,448,932	$-
Real estate acquired through foreclosure	-	3,475,932	-

Total	$-	$13,924,864	$-

Assets measured at fair value on a non-recurring basis are as follows as of December 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$-	$6,066,187	$-
Real estate acquired through foreclosure		2,050,272

Total	$-	$8,116,459	$-

The Company had no liabilities carried at fair value or measured at fair value on a non-recurring basis at  June 30, 2010 or December 31, 2009.

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

The following table summarizes fair value estimates as of June 30, 2010 and December 31, 2009 for financial instruments, as defined by ASC Topic 825, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and financial instruments recorded at fair value on a recurring basis at June 30, 2010 and December 31, 2009.

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

The following disclosures represent financial instruments in which the ending balance at June 30, 2010, and December 31, 2009 are not carried at fair value in its entirety on the Company’s Consolidated Balance Sheet.

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

Deposits - The fair value for certain deposits with stated maturities was calculated by discounting contractual cash flows using current market rates for instruments with similar maturities. The carrying value of time deposits approximates fair value. For deposits with no stated maturities, the carrying amount was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Company’s long-term relationships with depositors.

Long-Term Debt - The Company uses quoted market prices for its long-term debt when available. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar maturities.

The carrying and fair values of certain financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Loans receivable, net	$134,700,000	$132,976,000	$139,975,000	$135,119,093

Financial Liabilities:
Total deposits	$139,173,000	$135,032,000	$143,670,000	$140,169,999
FHLB advances	$8,000,000	$8,300,000	$8,000,000	$8,004,000

Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Investment Securities

The amortized cost and estimated fair values of securities available for sale were:
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
June 30, 2010
Mortgage-backed securities	$8,791,718	$27,053	$21,377	$8,797,394
Municipals	2,017,096	45,314	-	2,062,410
Total	$10,808,814	$72,367	$21,377	$10,859,804

December 31, 2009
Mortgage-backed securities	$3,857,417	$155,987	$21,581	$3,991,823
Agencies	1,042,373	-	2,782	1,039,591
Total	$4,899,790	$155,987	$24,363	$5,031,414

The following is a summary of maturities of securities available for sale as of June 30, 2010.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year but within five years	74,864	78,664
Due after five years but within ten years	6,244,641	6,249,593
Due after ten years	4,489,309	4,531,547
	$10,808,814	$10,859,804

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
June 30, 2010
Mortgage-backed securities	$2,547,391	$21,377	$-	$-	$2,547,391	$21,377
Agencies	-	-	-	-	-	-
Municipals	-	-	-	-	-	-

Total	$2,547,391	$21,377	$-	$-	$2,547,391	$21,377

Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Investment Securities - continued

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2009
Mortgage-backed securities	$1,229,796	$21,581	$-	$-	$1,229,796	$21,581
Agencies	1,039,591	2,782	-	-	1,039,591	2,782

Total	$2,269,387	$24,363	$-	$-	$2,269,387	$24,363

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

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2010 compared to December 31, 2009, and the results of operations for the three and six month periods ended June 30, 2010 and 2009.  This discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in the Company’s 2009 Annual Report on Form 10-K. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company’s management.  The words “expect,” “estimate,” “anticipate,” "plan," and “believe,” as well as similar expressions, are intended to identify forward-looking statements.  The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

Impact of Dodd-Frank Act

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things:

•	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

•
the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank financial companies;

•	the establishment of strengthened capital and prudential standards for banks and bank holding companies;

•	enhanced regulation of financial markets, including derivatives and securitization markets;

•	the elimination of certain trading activities by banks;

•
a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 per account, an extension of unlimited deposit insurance on qualifying noninterest-bearing transaction accounts, and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;

•
amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and

•	new disclosure and other requirements relating to executive compensation and corporate governance.

The Company is unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact the Company’s business. However, the Company believes that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on the Company’s business, financial condition, and results of operations. Additionally, the Company cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect the Company.

Results of Operations

Net Interest Income

For the three months ended June 30, 2010, net interest income was $1,253,152 as compared to $940,502 for the same period in 2009.  The average rate paid on interest-bearing liabilities for the three months ended June 30, 2010 and 2009 was 1.51% and 2.53%, respectively.  The average rate realized on interest-earning assets was 4.41% and 4.66% for the three months ended June 30, 2010 and 2009, respectively.  This increase in the net interest income was primarily due to the reduction in interest rates paid by the Bank as liabilities repriced over the remainder of 2009 and the first two quarters of 2010.

The net interest margin was 3.10% and 2.44% for the three month periods ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010, net interest income was $2,456,922 as compared to $1,685,918 for the same period in 2009.  The average rate paid on interest-bearing liabilities for the six months ended June 30, 2010 and 2009 was 1.54% and 2.73%, respectively.  The average rate realized on interest-earning assets was 4.33% and 4.54% for the six months ended June 30, 2010 and 2009, respectively.  This increase in the net interest income was primarily due to the reduction in interest rates paid by the Bank as liabilities repriced over the remainder of 2009 and the first half of 2010.

The net interest margin was 3.00% and 2.18% for the six month periods ended June 30, 2010 and 2009, respectively.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management’s judgment is necessary to maintain the allowance for loan losses at an adequate level in relation to the risk of future losses inherent in the loan portfolio.  For the three month periods ended June 30, 2010 and 2009 the provision was $400,000 and $305,760, respectively.  For the six month periods ended June 30, 2010 and 2009 the provision was $436,528 and $647,074, respectively.  On June 30, 2010, there were $8,110,302 in loans in nonaccrual status.  On June 30, 2009, there were $1,489,720 in loans in nonaccrual status.  Based on present information, management believes the allowance for loan losses is adequate at June 30, 2010 to meet presently known and inherent risks in the loan portfolio.  The allowance for loan losses is 1.89% and 1.39% of total loans at June 30, 2010 and 2009, respectively.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  The Company maintains an allowance for loan losses based on, among other things, historical experience, including management’s experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease in the Company’s net income and, possibly, a reduction of its capital.

Noninterest Income

Total noninterest income for the three months ended June 30, 2010 was $388,233 or 227% more than total noninterest income for the same period last year.  The largest component of noninterest income for the three month period ended June 30, 2010 was a gain on the sale of investment securities, which totaled $275,212.  There was no gain on the sale of investment securities for the three month period ended June 30, 2009. Service charges on deposit accounts for the three month period ended June 30, 2010 were $98,263 or .61% lower than the same period last year.  Rental income for the three months ended June 30, 2010 was $2,250 or 66.67% more than the three month period ended June 30, 2009.

Total noninterest income for the six months ended June 30, 2010 was $488,857 or 114.65% more than total noninterest income for the same period last year.  The largest component of noninterest income for the six month period ended June 30, 2010 was a gain on the sale of investment securities, which totaled $275,212.  Service charges on deposit accounts for the six month period ended June 30, 2010, totaled $187,688 or 3.27% higher than those for the six month period ended June 30, 2009.  This increase was driven largely by the Company’s expanded efforts in the acquisition of retail demand deposit accounts.  Rental income for the six months ended June 30, 2010 was $3,000 or 33.33% higher than the six month period ended June 30, 2009.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2010 was $1,166,849 or 2.76% more than total noninterest expense for the same period last year. The primary component of noninterest expense is salaries and benefits, which were $585,184 and $523,930 for the three months ended June 30, 2010 and 2009, respectively. Salaries and benefits increased due to the increase in the number of active employees and the addition of two new members of executive management.  Other operating expenses were $481,111 and $475,630 for the three months ended June 30, 2010 and 2009, respectively. The increase in other operating expense for the three months ended June 30, 2010 was primarily the result of effects of the additional deposit insurance assessments imposed by the FDIC during 2009.  Losses on sales of other real estate for the three month period ended June 30, 2010 was $8,568, or 77.89% less than the same period last year.

Total noninterest expense for the six months ended June 30, 2010 was $2,300,494 or 5.92% more than total noninterest expense for the same period last year. The primary component of noninterest expense is salaries and benefits, which were $1,142,602 and $1,119,872 for the six months ended June 30, 2010 and 2009, respectively. Salaries and benefits increased due to the increase in the number of active employees.  Other operating expenses were $967,633 and $817,089 for the six months ended June 30, 2010 and 2009, respectively. The increase in other operating expense for the six months ended June 30, 2010 was primarily the result of effects of the additional deposit insurance assessments imposed by the FDIC during 2009.

Income Taxes

For the three months ended June 30, 2010 and 2009, the effective income tax rate was 32.91% and 38.36%, respectively.  The income tax expense was $24,528, for the three months ended June 30, 2010 compared to an income tax benefit of $146,588 for the three months ended June 30, 2009.

For the six months ended June 30, 2010 and 2009, the effective income tax rate was 36.65% and 38.35%, respectively.  The income tax expense was $76,510, for the six months ended June 30, 2010 compared to an income tax benefit of $347,186 for the six months ended June 30, 2009.

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Net Income (loss)

The combination of the above factors resulted in net income of $50,008 for the three months ended June 30, 2010 compared to net loss of $235,595 for the comparable period in 2009.

For the six months ended June 30, 2010 and 2009, there was a net income of $132,247 and net loss of $558,073, respectively.

Assets and Liabilities

During the first six months of 2010, total assets decreased $4,234,082 or 2.40% when compared to  December 31, 2009.  The decrease is primarily due to a decrease in loans outstanding due to decreased loan demand in our market.  In addition, we experienced a decrease in federal funds sold of $11,290,126, or 67.49% during the six months ended June 30, 2010. This is primarily a result of investing excess liquidity in investment securities in order to increase our net interest margin.  Other assets increased $4,074,651 from December 31, 2009, primarily due to recording a receivable of $4,428,239 in conjunction with the sale of available for sale investments during the second quarter.

Investment Securities

Investment securities totaled $12,272,984 as of June 30, 2010 as compared to $6,444,594 at December 31, 2009.  Of this amount, $10,859,804 was designated as available for sale as of June 30, 2010.  The other investments were nonmarketable equity securities consisting of $1,368,000 in Federal Home Loan Bank stock and a $45,180 investment in Community Bankers Bank stock.

Loans

Loans decreased $5,275,020, or 3.77%, during the period.  As shown below, the largest decrease was in real estate – construction loans which decreased $4,209,000 or 14.29%, to $25,235,000 at June 30, 2010.  Real estate – mortgage loans decreased $1,173,000, or 1.24%, to $93,266,000.  Commercial and industrial loans decreased $480,000 or 3.15% to $14,740,000 at June 30, 2010.  Consumer and other loans increased $586,980 or 67.32%, to $1,458,893. Balances within the major loans receivable categories as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Real estate – construction	$25,235,000	$29,444,000
Real estate – mortgage	93,266,000	94,439,000
Commercial and industrial	14,740,000	15,220,000
Consumer and other	1,458,893	871,913
Total gross loans	$134,699,893	$139,974,913

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment of the Company’s credit position at a future date.  Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected.  At June 30, 2010 and December 31, 2009, the Company had criticized loans totaling $12,510,675 and $8,742,720, respectively.  At June 30, 2010 and December 31, 2009, the Company had classified loans totaling $6,977,460 and $9,112,635, respectively.  At June 30, 2010, the Company had $8,110,302 or 5.79% of total gross loans in nonaccrual status and none in loans that were 90 days or more past due and still accruing.

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

The following table depicts the activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Balance, January 1	$2,408,990	$1,935,702
Provision for loan losses for the period	436,528	647,074
Net loans (charged-off) recovered during the period	(305,255)	(624,849)
Balance, June 30,	$2,540,263	$1,957,927
Gross loans outstanding, June 30,	$134,699,893	$140,592,038
Allowance for loan losses to loans outstanding	1.89%	1.39%

Deposits

Total deposits decreased $4,496,869 or 3.13%, from December 31, 2009 to $139,172,923 at June 30, 2010.  Total time deposits decreased $9,083,365, or 8.33% to $99,920,868 at June 30, 2010.  This decrease was due to the decision of management to decrease the concentration of brokered deposits and focus on increasing our local market penetration of core deposit accounts.  The decrease in time deposits was partially offset by increases in interest-bearing and non-interest bearing transaction accounts which, in total, increased $2,149,826 or 20.70% since December 31, 2009. There was an increase in savings and money market accounts as well, which increased $2,436,670 or 10.04%, to $26,716,027 at June 30, 2010.  This increase in non time deposit accounts is a combination of the Bank instituting a revised market pricing strategy to attract new deposit accounts and implementing a retail initiative focusing on growing the core deposits of the Bank.  Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank (“FHLB”) but do not require collateralization like FHLB borrowings.

Balances within the major deposit categories as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Noninterest-bearing transaction accounts	$7,009,315	$5,626,494
Interest-bearing transaction accounts	5,526,713	4,759,708
Savings and money market	26,716,027	24,279,357
Time deposits $100,000 and over	9,361,868	6,934,915
Other time deposits	90,559,000	102,069,318
Total deposits	$139,172,923	$143,669,792

Advances from Federal Home Loan Bank

The Bank did not borrow additional funds from the Federal Home Loan Bank of Atlanta (FHLB) during the first six months of 2010.  The advances from the FHLB total $8,000,000 as of June 30, 2010 and December 31, 2009.  The Bank utilizes the advances to fund loans and for general liquidity purposes.  Advances from the Federal Home Loan Bank consisted of the following at June 30, 2010:

Description	Interest Rate	Amount
Convertible rate advances maturing:
September 20, 2012	3.86%	$8,000,000
		$8,000,000

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

2010	$-
2011	-
2012	8,000,000
$8,000,000

Liquidity

Liquidity needs are met by the Company through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.  The Company also has the capacity to pledge certain loans as collateral for additional borrowings from FHLB during times when the comparable interest rate is favorable to the interest rate on deposit products.  As of June 30, 2010, the Company’s primary sources of liquidity included cash and equivalents of $6,009,992, federal funds sold totaling $5,439,535 and securities available-for-sale totaling $10,859,804, credit availability with the Federal Home Loan Bank of $14,500,000 and unused lines of credit with correspondent banks to purchase federal funds totaling $16,000,000 at June 30, 2010.

Capital Resources

Total shareholders' equity increased $115,230 to $25,008,936 for the six month period ended June 30, 2010.  This is primarily the result of the net income for the period of $132,247, and stock based compensation expense of $136,035 offset by $87,500 in dividends paid on preferred stock.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum.  Both the Company and the Bank exceeded their minimum regulatory capital ratios as of June 30, 2010 as well as the ratios to be considered "well capitalized."

The following table summarizes the Company’s risk-based capital at June 30, 2010

Shareholders' equity	$25,008,936
Plus – unrealized (gain) loss on available-for-sale securities	(15,412)
Less – disallowed deferred tax assets	(1,576,000)
Tier 1 capital	$23,417,524
Plus - allowance for loan losses(1)	1,749,000
Total capital	$25,166,524
Risk-weighted assets	$139,146,000
Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	16.82%
Total capital (to risk-weighted assets)	18.08%
Leverage ratio	13.73%

(1) Limited to 1.25% of risk-weighted assets

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Company’s customers at predetermined interest rates for a specified period of time.  At June 30, 2010, the Company had issued commitments to extend credit of $9,589,620 through various types of commercial lending arrangements.  All of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2010

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Greater Than One Year	Total
Unused commitments to extend credit	$302,285	$1,441,145	$2,553,085	$5,113,410	$9,409,925
Standby letters of credit	179,695	-	-	-	179,695
Totals	$481,980	$1,441,145	$2,553,085	$5,113,410	$9,589,620

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the financial statements at December 31, 2009 as contained in our 2009 Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 4T.  Controls and Procedures

(a)
Based on their evaluation of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of June 30, 2010, our chief executive officer and chief financial officer concluded that  such controls and procedures were effective.

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

AB&T FINANCIAL CORPORATION
(Registrant)

Date: August 16, 2010	/s/Daniel C. Ayscue
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