Form 10-Q
period 2010-11-15
AB&T Financial CORP
filed 2010-11-15
CIK 1435161

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X      NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES                 NO      X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

2,668,205 shares of common stock, $1.00 par value, as of November 12, 2010

AB&T FINANCIAL CORPORATION

INDEX

PART I – FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets – September 30, 2010 and December 31, 2009	3

Consolidated Statements of Operations – Nine months ended September 30, 2010 and 2009 and three months ended September 30, 2010 and 2009	4

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) -
Nine months ended September 30, 2010 and 2009	5

Consolidated Statements of Cash Flows – Nine months ended September 30, 2010 and 2009	6

Notes to Consolidated Financial Statements	7-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21

Item 4T. Controls and Procedures	21

PART II – OTHER INFORMATION

Item 6. Exhibits	22

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
AB&T FINANCIAL CORPORATION
Consolidated Balance Sheets
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from banks	$5,171,415	$4,701,944
Federal funds sold	5,177,936	16,729,661
Time deposits with other banks	1,053,660	1,296,527
Total cash and cash equivalents	11,403,011	22,728,132
Securities available for sale at fair value	15,969,398	5,031,414
Nonmarketable equity securities	1,315,080	1,413,180
Total investments	17,284,478	6,444,594
Loans receivable	133,801,358	139,974,913
Less allowance for loan losses	(2,451,315)	(2,408,990)
Loans, net	131,350,043	137,565,923
Premises, furniture and equipment, net	3,886,835	3,952,877
Accrued interest receivable	664,552	566,318
Deferred tax asset	2,020,521	1,937,482
Other real estate owned	4,675,490	2,050,272
Other assets	1,061,192	1,485,400
Total assets	$172,346,122	$176,730,998
Liabilities
Deposits
Noninterest-bearing transaction accounts	$7,975,242	$5,626,494
Interest-bearing transaction accounts	6,226,275	4,759,708
Savings and money market	31,169,040	24,279,357
Time deposits $100,000 and over	9,679,265	6,934,915
Other time deposits	81,026,616	102,069,318
Total deposits	136,076,438	143,669,792
Borrowed funds	77,097	-
FHLB advances	11,000,000	8,000,000
Accrued interest payable	59,723	55,169
Other liabilities	178,922	112,331
Total liabilities	147,392,180	151,837,292

Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, issued and outstanding – 3,500 at September 30, 2010 and at December 31, 2009	3,404,142	3,385,908
Common stock, $1.00 par value; 11,000,000 shares authorized, 2,668,205 issued and outstanding at September 30, 2010 and December 31, 2009	2,678,205	2,678,205
Treasury stock, at cost (10,000 shares at September 30, 2010 and December 31, 2009)	(55,600)	(55,600)
Warrants	136,850	136,850
Capital surplus	21,774,620	21,734,686
Retained deficit	(3,003,217)	(3,066,700)
Accumulated other comprehensive income	18,942	80,357
Total shareholders’ equity	24,953,942	24,893,706
Total liabilities and shareholders’ equity	$172,346,122	$176,730,998
See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION
Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$1,582,034	$1,740,062	$4,920,922	$5,099,541
Investment securities, taxable	104,652	59,535	294,467	189,466
FHLB, interest and dividends	1,501	2,865	3,309	2,865
Federal funds sold	4,568	119	20,043	4,623
Time deposits with other banks	5,132	19,112	13,283	56,640
Total	1,697,887	1,821,693	5,252,024	5,353,135

Interest expense:
Time deposits $100,000 and over	147,202	204,211	147,799	439,064
Other deposits	274,990	398,279	1,213,868	1,601,892
Other interest expense	80,006	153,062	237,746	560,120
Total	502,198	755,552	1,599,413	2,601,076

Net interest income	1,195,689	1,066,141	3,652,611	2,752,059
Provision for loan losses	105,199	1,711,572	541,727	2,358,646

Net interest income after provision
for loan losses	1,090,490	(645,431)	3,110,884	393,413

Other operating income:
Service charges on deposit accounts	94,773	106,452	282,461	288,192
Residential mortgage application fees	-	-	-	12,405
Rental income	3,000	1,225	6,000	3,475
Gain on sale of investment securities	134,975	-	410,187	-
Other service charges, commissions and fees	12,998	7,848	35,955	39,198
Total	245,746	115,525	734,603	343,270

Other operating expenses:
Salaries and employee benefits	619,290	529,063	1,761,892	1,648,935
Occupancy expense	51,759	46,194	142,226	146,258
Furniture and equipment expense	42,883	51,023	133,659	147,090
Loss on sale of other real estate	-	-	9,016	51,783
Other operating expenses	708,189	405,668	1,675,822	1,222,757
Total	1,422,121	1,031,948	3,722,615	3,216,823

Income (loss) before income taxes	(85,885)	(1,561,854)	122,872	(2,480,140)
Income tax expense (benefit)	(35,962)	(605,599)	40,548	(952,785)

Net income (loss)	$(49,923)	$(956,255)	$82,234	$(1,527,355)

Accretion of preferred stock to redemption value	6,078	6,078	18,234	16,680
Preferred stock dividends	43,750	43,750	131,250	131,250
Net loss available to
common shareholders	$(99,751)	$(1,006,083)	$(67,250)	$(1,675,285)
Loss per common share
Basic loss per common share	$(0.04)	$(0.38)	$(0.03)	$(0.63)
Diluted loss per common share	$(0.04)	$(0.38)	$(0.03)	$(0.63)

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
For the nine months ended September 30, 2010 and 2009
(dollars in thousands except for share data)
(Unaudited)
	Common Stock		Preferred Stock					Accumu- lated Other Compre- hensive	Retained
	Shares	Amount	Shares	Amount	Treasury Stock	Warrants	Capital Surplus	Income (Loss)	Earnings (Deficit)	Total

Balance, December 31, 2008	2,678,205	$2,678	-	$-	$-	$-	$21,607	$66	$(157)	$24,194
Net loss									(1,527)	(1,527)

Other comprehensive income, net of tax								39		39

Comprehensive loss										(1,488)
Issuance of preferred stock			3,500	3,363						3,363

Issuance of common stock warrants						137				137

Accretion of preferred stock to redemption value				17					(17)	-

Dividends, preferred							(98)			(98)

Purchase of Treasury stock (10,000 shares)					(56)					(56)
Stock-based employee compensation							201			201

Balance
September 30, 2009	2,678,205	$2,678	3,500	$3,380	$(56)	$137	$21,710	$105	$(1,701)	$26,253

Balance, December 31, 2009	2,678,205	$2,678	3,500	$3,386	$(56)	$137	$21,734	$80	$(3,067)	$24,893

Net income									82	82

Other comprehensive loss, net of tax								(61)		(61)

Comprehensive income										21

Accretion of preferred stock to redemption value				18					(18)	-

Dividends, preferred							(131)			(131)

Stock-based employee compensation							171			171

Balance
September 30, 2010	2,678,205	$2,678	3,500	$3,404	$(56)	$137	$21,774	$19	$(3,003)	$24,954

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009
(Unaudited)
	For the nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$82,234	$(1,527,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	541,727	2,358,646
Loss on sale of other real estate	9,016	51,783
Loss on write down of other real estate	143,236	-
Gain on sale of investment securities	(410,187)	-
Depreciation and amortization expense	131,699	162,166
Discount accretion and premium amortization	11,398	406,871
Deferred income tax benefit	(68,201)	(977,942)
Increase in interest receivable	(98,234)	(44,127)
Increase (decrease) in interest payable	4,554	(33,949)
Decrease in other assets	424,208	23,823
Increase in other liabilities	66,074	102,194
Gain on sale of other assets	-	(13,656)
Stock based compensation expense	171,184	200,587
Net cash provided by operating activities	1,008,708	709,041

Cash flows from investing activities:
Purchase of securities available for sale	(22,758,233)	(1,045,600)
Purchase of nonmarketable equity securities	-	(41,900)
Calls and maturities of securities available for sale	1,091,244	72,870
Net decrease (increase) in loans receivable	2,575,842	(3,107,747)
Proceeds from sale of available for sale securities	11,051,541	-
Proceeds from sale of nonmarketable equity securities	98,100	-
Proceeds from sale of other real estate	320,841	433,819
Proceeds from sale of premises, furniture and equipment	-	37,656
Purchases of premises, furniture, and equipment	(65,657)	(23,963)
Net cash used in investing activities	(7,686,322)	(3,674,865)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	10,704,998	(835,511)
Net decrease in certificates of deposit and other time deposits	(18,298,352)	(1,622,455)
Net increase (decrease) in borrowed funds	77,097	13,714,730
Proceeds from issuance of preferred stock, net	-	3,363,150
Net increase (decrease) in advances from FHLB	3,000,000	(10,570,000)
Dividends paid	(131,250)	(98,195)
Purchase of treasury stock	-	(55,600)
Proceeds from issuance of stock warrants	-	136,850
Net cash provided by financing activities	(4,647,507)	4,032,969

Net increase (decrease) in cash and cash equivalents	$(11,325,121)	$1,067,145
Cash and cash equivalents, beginning of period	$22,728,132	$18,428,828
Cash and cash equivalents, end of period	$11,403,011	$19,495,973

Supplemental disclosure of cash flow information:
Transfer of loans to real estate acquired in settlement of loans	$3,098,311	$66,309
Interest paid	$1,594,859	$2,635,025
Taxes paid	$-	-

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

Note 2 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated to omit disclosures, which would substantially duplicate those contained in the Company’s 2009 Annual Report on Form 10-K.  The financial statements as of September 30, 2010 and for the interim periods ended September 30, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2010.

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Recently Issued Accounting Pronouncements - continued

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 – Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity.  The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine month periods ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Unrealized gains (losses) on securities available for sale	$115,051	$96,429	$309,590	$64,526
Reclassification of (gains) losses recognized in net income	(134,975)	-	(410,187)	-
Income tax expense (benefit)	(16,394)	(37,559)	39,182	(25,133)

Other comprehensive income (loss)	$3,530	$58,870	$(61,415)	$39,393

Note 5 – Income (loss) per common share

Basic income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. No dilutive common share equivalents were included in the calculation because their effect would be anti-dilutive.

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Income (loss) per common share - continued

Three months ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Loss available to common shareholders	$(99,751)	2,668,205	$(0.04)
Effect of dilutive securities
Stock options	-	-
Dilutive income per share
Loss available to common shareholders plus assumed conversions	$(99,751)	2,668,205	$(0.04)

Three months ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Loss available to common shareholders	$(1,006,083)	2,668,205	$(0.38)
Effect of dilutive securities
Stock options	-	-
Dilutive loss per share
Loss available to common shareholders plus assumed conversions	$(1,006,083)	2,668,205	$(0.38)

Nine months ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Loss available to common shareholders	$(67,250)	2,668,205	$(0.03)
Effect of dilutive securities
Stock options	-	-
Dilutive income per share
Loss available to common shareholders plus assumed conversions	$(67,250)	2,668,205	$(0.03)

Nine months ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Loss available to common shareholders	$(1,675,285)	2,668,205	$(0.63)
Effect of dilutive securities
Stock options	-	-
Dilutive loss per share
Loss available to common shareholders plus assumed conversions	$(1,675,285)	2,668,205	$(0.63)

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

Assets measured at fair value on a recurring basis are as follows as of September 30, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investments:
Mortgage-backed securities	$-	$15,969,398	$-

Total	$-	$15,969,398	$-

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Fair Value Measurements - continued

Assets measured at fair value on a recurring basis are as follows as of December 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investments:
Mortgage-backed securities		$3,991,823
Agencies	$-	1,039,591	$-

Total	$-	$5,031,414	$-

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at September 30, 2010 or December 31, 2009.

Assets measured at fair value on a non-recurring basis are as follows as of September 30, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$-	$9,486,920	$-
Real estate acquired through foreclosure	-	4,675,490	-

Total	$-	$14,162,410	$-

Assets measured at fair value on a non-recurring basis are as follows as of December 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$-	$5,202,336	$-
Real estate acquired through foreclosure	-	2,050,272	-

Total	$-	$7,252,608	$-

The Company had no liabilities carried at fair value or measured at fair value on a non-recurring basis at September 30, 2010 or December 31, 2009.

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

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Fair Value Measurements - continued

The following table summarizes fair value estimates as of September 30, 2010 and December 31, 2009 for financial instruments, as defined by ASC Topic 825, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and financial instruments recorded at fair value on a recurring basis at September 30, 2010 and December 31, 2009.

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

The following disclosures represent financial instruments in which the ending balance at September 30, 2010, and December 31, 2009 are not carried at fair value in its entirety on the Company’s Consolidated Balance Sheet.

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

Federal Home Loan Bank Advances - The Company estimates fair value based on discounted cash flows using current market rates for borrowings with similar terms.

The carrying and fair values of certain financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
Dollars in thousands	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Loans receivable, net	$133,801	$131,908	$139,975	$135,119

Financial Liabilities:
Total deposits	$136,076	$133,706	$143,670	$140,169
FHLB advances	$11,000	$11,445	$8,000	$8,004

AB&T FINANCIAL CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Investment Securities

The amortized cost and estimated fair values of securities available for sale were:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
September 30, 2010
Mortgage-backed securities	$15,938,371	$53,201	$22,174	$15,969,398
Total	$15,938,371	$53,201	$22,174	$15,969,398

December 31, 2009
Mortgage-backed securities	$3,857,417	$155,987	$21,581	$3,991,823
Agencies	1,042,373	-	2,782	1,039,591
Total	$4,899,790	$155,987	$24,363	$5,031,414

The following is a summary of maturities of securities available for sale as of September 30, 2010.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$144,113	$143,133
Due after one year but within five years	6,967,632	6,992,241
Due after five years but within ten years	4,615,182	4,625,404
Due after ten years	4,211,444	4,208,620
	$15,938,371	$15,969,398

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
September 30, 2010
Mortgage-backed securities	$1,820,362	$22,174	$-	$-	$1,820,362	$22,174

Total	$1,820,362	$22,174	$-	$-	$1,820,362	$22,174

During the nine months ended September 30, 2010, the Company received proceeds of $11.1 million from the sale of investment securities available for sale.  Gross realized gains amounted to $410,187 for the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, there were no sales of investment securities available for sale.

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

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2010 compared to December 31, 2009, and the results of operations for the three and nine month periods ended September 30, 2010 and 2009.  This discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in the Company’s 2009 Annual Report on Form 10-K. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company’s management.  The words “expect,” “estimate,” “anticipate,” "plan," and “believe,” as well as similar expressions, are intended to identify forward-looking statements.  The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Results of Operations

Net Interest Income

For the three months ended September 30, 2010, net interest income was $1,195,689 as compared to $1,066,141 for the same period in 2009.  The average rate paid on interest-bearing liabilities for the three months ended September 30, 2010 and 2009 was 1.44% and 2.22%, respectively.  The average rate realized on interest-earning assets was 4.24% and 4.69% for the three months ended September 30, 2010 and 2009, respectively.  This increase in the net interest income was primarily due to the reduction in interest rates paid by the Bank as liabilities repriced over the remainder of 2009 and the first three quarters of 2010.

The net interest margin was 2.99% and 2.76% for the three month periods ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010, net interest income was $3,652,611 as compared to $2,752,059 for the same period in 2009.  The annualized average rate paid on interest-bearing liabilities for the nine months ended September 30, 2010 and 2009 was 1.51% and 2.56%, respectively.  The annualized average rate realized on interest-earning assets was 4.30% and 4.59% for the nine months ended September 30, 2010 and 2009, respectively.  This increase in the net interest income was primarily due to the reduction in interest rates paid by the Bank as liabilities continued to reprice over the first nine months of 2010.

The net interest margin was 3.00% and 2.37% for the nine month periods ended September 30, 2010 and 2009, respectively.

AB&T FINANCIAL CORPORATION

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management’s judgment is necessary to maintain the allowance for loan losses at an adequate level in relation to the risk of future losses inherent in the loan portfolio.  For the three month periods ended September 30, 2010 and 2009 the provision was $105,199 and $1,711,572 respectively.  For the nine month periods ended September 30, 2010 and 2009 the provision was $541,727 and $2,358,646, respectively.  On September 30, 2010, there were $9,374,955 in loans in nonaccrual status.  On September 30, 2009, there were $4,987,036 in loans in nonaccrual status.  Based on present information, management believes the allowance for loan losses is adequate at September 30, 2010 to meet presently known and inherent risks in the loan portfolio.  The allowance for loan losses is 1.83% and 2.58% of total loans at September 30, 2010 and 2009, respectively.  The decrease in the allowance from prior year (as a percentage of total loans) is a result of the net write down of $3.0 million of impaired loans balances from the period beginning September 30, 2009 through September 30, 2010.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  The Company maintains an allowance for loan losses based on, among other things, historical experience, including management’s experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease in the Company’s net income and, possibly, a reduction of its capital.

Noninterest Income

Total noninterest income for the three months ended September 30, 2010 was $245,746 or 112.72% more than total noninterest income for the same period last year.  The largest component of noninterest income for the three month period ended September 30, 2010 was a gain on the sale of investment securities, which totaled $134,975.  There was no gain on the sale of investment securities for the three month period ended September 30, 2009. Service charges on deposit accounts for the three month period ended September 30, 2010 were $94,773 or 10.97% lower than the same period last year.  Rental income for the three months ended September 30, 2010 was $3,000 or 144.90% more than the three month period ended September 30, 2009.

Total noninterest income for the nine months ended September 30, 2010 was $734,603 or 114.00% more than total noninterest income for the same period last year.  The largest component of noninterest income for the nine month period ended September 30, 2010 was a gain on the sale of investment securities, which totaled $410,187.  Service charges on deposit accounts for the nine month period ended September 30, 2010, totaled $282,461 or 1.99% less than those for the nine month period ended September 30, 2009.  Rental income for the nine months ended September 30, 2010 was $6,000 or 72.66% higher than the nine month period ended September 30, 2009.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2010 was $1,422,121 or 37.81% more than total noninterest expense for the same period last year. The primary component of noninterest expense is salaries and benefits, which were $619,290 and $529,063 for the three months ended September 30, 2010 and 2009, respectively. Salaries and benefits increased due to the increase in the number of active employees.  Other operating expenses were $708,189 and $405,668 for the three months ended September 30, 2010 and 2009, respectively. The increase in other operating expense for the three months ended September 30, 2010 was primarily the result of effects of the additional deposit insurance assessments imposed by the FDIC during 2009.

Total noninterest expense for the nine months ended September 30, 2010 was $3,722,615 or 15.72% more than total noninterest expense for the same period last year. The primary component of noninterest expense is salaries and benefits, which were $1,761,892 and $1,648,935 for the nine months ended September 30, 2010 and 2009, respectively. Salaries and benefits increased due to the increase in the number of active employees.  Other operating expenses were $1,675,822 and $1,222,757 for the nine months ended September 30, 2010 and 2009, respectively. The increase in other operating expense for the nine months ended September 30, 2010 was primarily the result of effects of the additional deposit insurance assessments imposed by the FDIC during 2009.

AB&T FINANCIAL CORPORATION

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Income Taxes

For the three months ended September 30, 2010 and 2009, the effective income tax rate was 41.87% and 38.77%, respectively.  The income tax benefit was $35,962, for the three months ended September 30, 2010 compared to an income tax benefit of $605,599 for the three months ended September 30, 2009.

For the nine months ended September 30, 2010 and 2009, the effective income tax rate was 33.00% and 38.42%, respectively.  The income tax expense was $40,548, for the nine months ended September 30, 2010 compared to an income tax benefit of $952,785 for the nine months ended September 30, 2009.

Net Income (loss)

The combination of the above factors resulted in net loss of $49,923 for the three months ended September 30, 2010 compared to net loss of $956,255 for the comparable period in 2009.

For the nine months ended September 30, 2010 and 2009, there was a net income of $82,324 and net loss of $1,527,355, respectively.

Assets and Liabilities

During the first nine months of 2010, total assets decreased $4,384,876 or 2.48% when compared to December 31, 2009.  The decrease is primarily due to a decrease in loans outstanding due to decreased loan demand in our market.  In addition, we experienced a decrease in federal funds sold of $11,551,725, or 69.05% during the nine months ended September 30, 2010. This is primarily a result of investing excess liquidity in investment securities in order to increase our net interest margin.

Investment Securities

Investment securities totaled $17,284,478 as of September 30, 2010 as compared to $6,444,594 at December 31, 2009.  Of this amount, $15,969,398 was designated as available for sale as of September 30, 2010.  The other investments were nonmarketable equity securities consisting of $1,269,900 in Federal Home Loan Bank stock and a $45,180 investment in Community Bankers Bank stock as of September 30, 2010.

Loans

Loans decreased $6,173,555, or 4.41%, during the period.  As shown below, the largest decrease was in real estate – construction loans which decreased $5,371,000 or 18.24%, to $24,073,000 at September 30, 2010.  Real estate – mortgage loans decreased $1,782,000, or 1.87%, to $92,657,000.  Commercial and industrial loans increased $388,000 or 2.55% to $15,608,000 at September 30, 2010.  Consumer and other loans increased $591,445 or 67.83%, to $1,463,358. Balances within the major loans receivable categories as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Real estate – construction	$24,073,000	$29,444,000
Real estate – mortgage	92,657,000	94,439,000
Commercial and industrial	15,608,000	15,220,000
Consumer and other	1,463,358	871,913
Total gross loans	$133,801,358	$139,974,913

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment of the Company’s credit position at a future date.  Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected.  At September 30, 2010 and December 31, 2009, the Company had criticized loans totaling $11,376,704 and $8,742,720, respectively.  At September 30, 2010 and December 31, 2009, the Company had classified loans totaling $7,638,892 and $9,112,635, respectively.  At September 30, 2010, the Company had $9,374,955 or 7.01% of total gross loans in nonaccrual status and $674,560 in loans that were 90 days or more past due and still accruing.  At September 30, 2010, the Company had approximately $5,373,000 in loans restructured that were in compliance with the modified terms.  The Company had $4,675,490 in other real estate owned at September 30, 2010 compared to $2,050,272 at December 31, 2009.  This increase is due to an increase in foreclosed properties and the Bank's desire to avoid short sale losses by holding properties until reasonable sales prices can be obtained.

The following table depicts the activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Balance, January 1	$2,408,990	$1,935,702
Provision for loan losses for the period	541,727	2,358,646
Net loans (charged-off) recovered during the period	(499,402)	(654,509)
Balance, September 30,	$2,451,315	$3,639,839
Gross loans outstanding, September 30,	$133,801,358	$140,881,088
Allowance for loan losses to loans outstanding	1.83%	2.58%

Deposits

Total deposits decreased $7,593,354 or 5.29%, from December 31, 2009 to $136,076,438 at September 30, 2010.  Total time deposits decreased $18,298,352, or 16.79% to $90,705,881 at September 30, 2010.  This decrease was due to the decision of management to decrease the concentration of brokered deposits and focus on increasing our local market penetration of core deposit accounts.  The decrease in time deposits was partially offset by increases in interest-bearing and non-interest bearing transaction accounts which, in total, increased $3,815,315 or 56.73% since December 31, 2009. There was an increase in savings and money market accounts as well, which increased $6,889,683 or 28.38%, to $31,169,040 at September 30, 2010.  This increase in non time deposit accounts is a combination of the Bank instituting a revised market pricing strategy to attract new deposit accounts and implementing a retail initiative focusing on growing the core deposits of the Bank.  Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank (“FHLB”) but do not require collateralization like FHLB borrowings.

Balances within the major deposit categories as of September 30, 2010 and December 31, 2009 are as follows:

	September 30 2010	December 31, 2009
Noninterest-bearing transaction accounts	$7,975,242	$5,626,494
Interest-bearing transaction accounts	6,226,275	4,759,708
Savings and money market	31,169,040	24,279,357
Time deposits $100,000 and over	9,679,265	6,934,915
Other time deposits	81,026,616	102,069,318
Total deposits	$136,076,438	$143,669,792

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Advances from Federal Home Loan Bank

The Bank borrowed an additional $3,000,000 from the Federal Home Loan Bank of Atlanta (FHLB) during the first nine months of 2010.  The advances from the FHLB total $11,000,000 as of September 30, 2010 and $8,000,000 at December 31, 2009.  The Bank utilizes the advances to fund loans and for general liquidity purposes.  Advances from the Federal Home Loan Bank consisted of the following at September 30, 2010:

Description	Interest Rate	Amount
Daily Rate Credit	variable	$3,000,000
Convertible rate advances maturing:
September 20, 2012	3.86%	8,000,000
		$11,000,000

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

2010	-
2011	$3,000,000
2012	8,000,000
$11,000,000

Liquidity

Liquidity needs are met by the Company through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.  The Company also has the capacity to pledge certain loans as collateral for additional borrowings from FHLB during times when the comparable interest rate is favorable to the interest rate on deposit products.  As of September 30, 2010, the Company’s primary sources of liquidity included cash and due from banks of $5,171,415, federal funds sold totaling $5,177,936, time deposits with other banks of $1,053,660 and securities available-for-sale totaling $15,969,398, credit availability with the Federal Home Loan Bank of $14,800,000 and unused lines of credit with correspondent banks to purchase federal funds totaling $16,000,000 at September 30, 2010.

Capital Resources

Total shareholders' equity increased $60,236 to $24,953,942 for the nine month period ended September 30, 2010.  This is primarily the result of the net income for the period of $82,234, and stock based compensation expense of $170,577 offset by $131,250 in dividends paid on preferred stock.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum.  Both the Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 2010 as well as the ratios to be considered "well capitalized."

AB&T FINANCIAL CORPORATION

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

The following table summarizes the Company's risk-based capital at September 30, 2010 (dollars in thousands):

Shareholders' equity	$24,954
Plus – unrealized (gain) loss on available-for-sale securities	(19)
Less – disallowed deferred tax assets	(2)
Tier 1 capital	$24,933
Plus - allowance for loan losses(1)	1,669
Total capital	$26,602
Risk-weighted assets	$132,776
Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	17.56%
Total capital (to risk-weighted assets)	18.82%
Leverage ratio	13.78%

(1) Limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Company’s customers at predetermined interest rates for a specified period of time.  At September 30, 2010, the Company had issued commitments to extend credit of $10,555,231 through various types of commercial lending arrangements.  All of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2010:

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Greater Than One Year	Total
Unused commitments to extend credit	$655,027	$1,236,361	$3,081,511	$5,402,637	$10,375,536
Standby letters of credit	179,695	-	-	-	179,695
Totals	$834,722	$1,236,361	$3,081,511	$5,402,637	$10,555,231

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

Item 4T.  Controls and Procedures

(a)
Based on their evaluation of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of September 30, 2010, our chief executive officer and chief financial officer concluded that  such controls and procedures were effective.

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

Date: November 15, 2010

EXHIBIT INDEX

Exhibit
Number              Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002