Form 10-K
AB&T Financial CORP
filed 2011-03-31
CIK 1435161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:  2,668,205 shares of common stock outstanding as of March 30, 2011

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement for the 2011 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

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

Primary Market Area

The Registrant's Primary Market Area (“PMA”) consists of Gaston and Cleveland Counties.  The PMA has a population of over 308,000 with an average median household income of over $43,000.

At June 30, 2010, total deposits in the Registrant’s PMA exceeded $3.6 billion.  As of December 31, 2010, the PMA reported moderate levels of unemployment (10.7% in Gaston County and 11.7% in Cleveland County) compared to state and national averages (9.7% and 9.4%, respectively). The leading economic components of Gaston and Cleveland Counties are manufacturing, services and retail trade.  The largest employers in the Registrant’s PMA include Caromont Health, Gaston County Schools, Wal-Mart Distribution Center, Wix Filtration Corp., American & Efird, Pharr Yarns, Cleveland County Schools, Cleveland Regional Medical Center, Gaston County Administration, Gardner-Webb University, Cleveland Community College and Cleveland County Administration.

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

Employees

The Registrant and the Bank currently employ 35 full-time employees and one part-time employee.  None of the Registrant’s employees are covered by a collective bargaining agreement.  The Registrant believes its relations with its employees to be good.

Regulation

The Company and the Bank are extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Company.

Dodd–Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things:

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

Although the Dodd-Frank Act has been signed into law, a number of provisions remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

Regulation of the Bank

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

Deposit Insurance.  The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio” or “DRR”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the DRR at 2.0%.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted and temporarily raised the standard limit of FDIC insurance coverage from $100,000 to $250,000 per depositor.  On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount (SMDIA) to per depositor through December 31, 2013. On July 21, 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. The regulation will be effective April 1, 2011.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system.  The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC insured institutions named the Transaction Account Guarantee Program (“TAG”).  All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier.  The Bank elected to opt out of the Debt Guarantee Program and elected to participate in the TAG Program.  On August 26, 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010 and it was extended again through December 31, 2010. The Bank elected to continue to participate in the TAG Program through December 31, 2010. On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance coverage to noninterest-bearing transaction deposit accounts. It does not apply to accounts earning any level of interest with the exception of Interest on Lawyers’ Trust Accounts (“IOLTA”) accounts. This unlimited FDIC insurance coverage is applicable to all applicable deposits at any FDIC-insured financial institution. Therefore, there is no additional FDIC insurance surcharge related to this coverage after December 31, 2010.

During 2009, the FDIC took several measures aimed at replenishing the DIF. On May 22, 2009, the FDIC imposed a 5 basis point special assessment on each insured institution’s assets minus Tier 1 capital as of June 30, 2009. On November 17, 2009, the FDIC voted to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, as well as all of 2010, 2011, and 2012. For purposes of determining the prepayment, the FDIC used an institution’s assessment rate in effect on September 30, 2009.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2010, the Bank was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 13.54% and 14.82%, respectively.

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

Recent Regulatory Initiatives.  Beginning in late 2008 and continuing into 2010, the federal government took sweeping actions in response to the deepening economic recession.  As mentioned above, President Bush signed the Emergency Economic Stabilization Act of 2008 or “EESA” into law on October 3, 2008.  Pursuant to EESA, the Department of the Treasury created the Troubled Asset Relief Program or “TARP” for the purpose of stabilizing the U.S. financial markets.  On October 14, 2008, the Treasury announced the creation of the TARP Capital Purchase Program.  The Capital Purchase Program was designed to invest up to $250 billion (later increased to $350 billion) in certain eligible financial institutions in the form of nonvoting senior preferred stock initially paying quarterly dividends at a five percent annual rate.  In connection with its investment in senior preferred stock, the Treasury also received ten-year warrants to purchase common shares of participating institutions.

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

As discussed above, the Dodd-Frank Act was signed into law in July 2010.

Also in July 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies. Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

In September 2010, the Small Business Lending Fund Program (“SBLF”) was created by the Small Business Jobs Act of 2010. Under the SBLF, the U.S. Treasury may invest in preferred stock and other debt instruments issued by financial institutions. To be eligible, an institution must have total assets of $10 billion or less. An institution between $1 billion and $10 billion may apply for up to 3% of its total risk-weighted assets as long as it is otherwise eligible. An institution with assets of $1 billion or less may apply for up to 5% of its total risk-weighted assets as long as it is otherwise eligible. The U.S. Treasury must consult with the institution’s regulators to determine if the institution should receive the investment. Institutions on the FDIC’s problem bank list as of, or within 90 days prior to, the date of the application, are ineligible to participate in the program.

Treasury’s investment must be repaid within 10 years. While the investment is outstanding, the rate at which dividends are payable varies between 1% and 7%, with an initial rate of 5%, and is wholly dependent upon the amount of increase in the bank’s quarterly small business lending following Treasury’s capital investment. If the amount of small business lending does not increase within 2 years, the dividend rate increases to 7%. If Treasury’s investment is not redeemed on or before 4 1/2 years following its investment, the dividend rate increases to 9%.

The application for participation in the SBLF along with a business plan for increasing small business lending must be submitted to the Treasury and the institution’s primary federal regulator prior to March 31, 2011. The Company intends to submit an application for participation in the SBLF. If the application is accepted, there is uncertainty as to whether the Company will be able to increase the level of small business lending in order to qualify for a reduced level of dividend payments. There is also uncertainty as to the capital treatment of any funds received under the SBLF due to conflicts in capital treatment under the Dodd-Frank Act and the proposed Basel III rules. Further, Treasury could change the rules regarding participation in the SBLF at any time.

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

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.  As of December 31, 2010, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 13.56% and 14.83%, respectively.

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

Interstate Branching

Under the Riegle-Neal Interstate Banking and Branching Act (the “Riegle-Neal Act”), the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle-Neal Act. These mergers are also subject to similar aging and deposit concentration limits.North Carolina “opted-in” to the provisions of the Riegle-Neal Act.  The Dodd-Frank Act allows national and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

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

Office Location	Year Opened	Approximate Square Footage	Owned or Leased

Administrative Office 292 W. Main Ave. Gastonia, NC 28052	2006	10,000	Own
Gastonia Office 2227 Union Rd. Gastonia, NC 28054	2008	2,737	Own
Shelby Branch 412 S. DeKalb St. Shelby, NC 28150	2006	3,800	Own
Kings Mountain Branch 209 South Battleground Ave. Kings Mountain, NC 28086	2008	2,650	Lease
Proposed Branch 314 East King Street Kings Mountain, NC 28086	NA	NA	NA
Proposed Branch 405 Beatty Drive Mt Holly, NC 28120	NA	NA	NA

ITEM 3.   LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject other than routine litigation that is incidental to its business.

ITEM 4.   [RESERVED]

Part II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is traded on the Over The Counter Bulletin Board under the symbol “ABTO.”  The Registrant’s stock is considered thinly traded with low volume trades occurring infrequently.

Known stock trading prices:
	High	Low
2010
First quarter	$3.50	$2.00
Second quarter	3.50	2.12
Third quarter	2.90	1.20
Fourth quarter	2.25	1.50

2009
First quarter	$6.90	$3.25
Second quarter	6.00	3.26
Third quarter	5.25	4.00
Fourth quarter	4.90	2.60

As of December 31, 2010, there were 699 record holders of the Registrant’s Common Stock.

As a bank holding company that does not engage in separate business activities of a material nature, the Registrant’s ability to pay cash dividends depends upon the cash dividends the Registrants receives from the Bank.  As a state-chartered bank subject to North Carolina banking law, the Bank may not pay cash dividends to the Registrant unless the Bank's capital surplus is at least 50% of its paid-in capital.  Further, the Bank may only pay dividends out of retained earnings.  At December 31, 2010, the Bank had a retained deficit of $6,540,739.

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans.

ITEM 6.   SELECTED FINANCIAL DATA

Smaller reporting companies such as the Registrant are not required to provide the information required by this item

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion describes our results of operations for 2010 as compared to 2009, and 2009 as compared to 2008, and also analyzes our financial condition as of December 31, 2010 as compared to December 31, 2009. Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance in 2010 and 2009 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we channel a substantial percentage of our earning assets into our loan portfolio.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis” table to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Selected Financial Data

The following selected financial data for the years ended December 31, 2010 and 2009 is derived from the consolidated financial statements and other data of AB&T Financial Corporation.  The selected financial data should be read in conjunction with the Registrant’s financial statements, including the accompanying notes, included elsewhere herein.
	2010	2009
Income Statement Data:
Interest income	$7,020,976	$7,101,540
Interest expense	2,067,261	3,244,865
Net interest income	4,953,715	3,856,675
Provision for loan losses	3,346,727	3,478,372
Net interest income after provision for loan losses	1,606,988	378,303
Noninterest income	853,339	451,469
Noninterest expense	5,843,384	5,457,206
Loss before income taxes	(3,383,057)	(4,627,434)
Income tax (benefit) expense	66,063	(1,740,916)
Net loss	$(3,449,120)	$(2,886,518)
Accretion of preferred stock	24,312	22,758
Preferred dividends paid	175,000	163,040
Net loss available to common shareholders	$(3,648,432)	$(3,072,316)

Balance Sheet Data:
Assets	$184,588,829	$176,730,998
Earning assets	175,054,372	170,234,924
Securities (1)	19,023,896	6,444,594
Loans (2)	148,289,512	139,974,913
Allowance for loan losses	5,225,914	2,408,990
Deposits	148,983,739	143,669,792
Shareholders’ equity	21,354,902	24,893,706

Per-Share Data:
Loss per share – basic	$(1.37)	$(1.15)
Loss per share – diluted	(1.37)	(1.15)
Book value (period end)	6.72	8.03
______________________
(1)
Marketable securities are all available for sale and recorded at their fair market value. Nonmarketable securities totaling $1,267,280 and $1,413,180 are included for 2010 and 2009, respectively.  These securities are recorded at cost.

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

Results of Operations

For the year ended December 31, 2010, compared with year ended December 31, 2009
Net interest income increased $1,097,040 or 28.45% in 2010 from $3,856,675 in 2009.  Average loans decreased $2,767,489 or 1.97% from 2009 to 2010, the increase in net interest income was due primarily to a increase in net interest spread which increased from 2.18% in 2009 to 2.84% in 2010.  The components of interest income were from loans, including fees of $6,592,205, federal funds sold of $22,545, and investment income of $391,491, and interest earning deposits of $14,221.

The Company’s net interest spread and net interest margin were 2.84% and 3.02%, respectively, in 2010 compared to 2.18% and 2.47%, respectively, in 2009. This represents a 55 basis point (22.27%) increase in net interest margin, primarily derived from the decrease in the cost of funds from 2009.  Yields on earning assets decreased in 2010.  Yields on average earning assets decreased from 4.54% in 2009 to 4.28% in 2010 primarily as a result of a full year of depressed interest rates during 2010.  At December 31, 2010 approximately 55% of the Company’s loans were variable rate loans tied to the prime rate, which reached its current low point of 3.25% in December 2008.  Rates on average interest-bearing liabilities decreased from 2.37% in 2009 to 1.45% in 2010.

The provision for loan losses was $3,346,727 in 2010 compared to $3,478,372 in 2009.  The charges to the provision were primarily to maintain the allowance for loan losses at a level sufficient to cover possible future losses in the loan portfolio.  Impaired loans as of December 31, 2010 increased to $14,338,761 from $6,066,187 as of December 31, 2009.  Impaired loans as of December 31, 2010 were made up largely of credits secured by real estate.  All impaired loans are currently within various stages of workouts and management feels that loss provisions placed against these credits are appropriate at this time.

Noninterest income increased $401,870, or 89.01%, to $853,339 in 2010 from $451,469 in 2009.  The largest component of noninterest income was from the gain on sale of investment securities, which totaled $410,187. Service charges on deposit accounts was the second largest item which decreased $8,280 or 2.17%, to $374,047 for the year ended December 31, 2010, when compared to 2009.

Noninterest expense increased $386,178 or 7.08%, to $5,843,384 in 2010 from $5,457,206 in 2009.  The largest component of noninterest expense was salaries and employee benefits which increased $226,483, or 10.27%, to $2,431,812 for the year ended December 31, 2010.  Losses and write downs on the sale of other real estate decreased $539,380 or 48.40%, to $575,000 in 2010 from $1,114,380 in 2009 due to the slowdown in the decrease in the value of foreclosed real estate in the markets we serve.  The loss on sale of a real estate secured loan during 2010 added an additional $281,293 to noninterest expense. The sale of this loan to an independent investor, allowed the Company to forgo the costs of foreclosing on the property and additional time and disposition costs associated with its sale.  FDIC Insurance premiums increased $184,093 or 66.94% to $459,095 for the year ended December 31, 2010.  The increase in other operating expenses in 2010 was also due to an increase in other real estate expense which increased from $104,246 in 2009 to $375,897 in 2010 and an advertising expense which increased from $23,211 in 2009 from $86,519 in 2010.

Our net loss was $3,449,120 in 2010 compared to a net loss of $2,886,518 in 2009.  The net loss in 2010 is after the recognition of an income tax expense of $66,063, and the net loss in 2009 is after the recognition of an income tax benefit of $1,740,916.  The income tax expense and benefit was based on an effective tax rate of 2.01% and 37.62% for 2010 and 2009, respectively.  The decrease in the effective tax rates is due primarily to the valuation allowance on net operating loss carry forwards. The decrease in income and subsequent net loss for 2010 was driven by multiple factors based upon the economic environment in which the Bank is currently operating.  However, the primary factors in the decline of income continue to be losses associated with the loan portfolio and the extended margin compression associated with historically low levels of interest rates after 400 basis points of rate reductions by the Federal Reserve in 2008.  As the Bank has been able to re-price deposits to decrease our cost of funds, the yield on our loan portfolio is still depressed as approximately 55% of our loan portfolio is variable based on the prime rate.  A second factor was the provision for loan losses that the Bank added during the year along with the write down of other real estate owned of $575,000 to reflect changes in the value of real estate.

For the year ended December 31, 2009, compared with year ended December 31, 2008
Net interest income decreased $386,302 or 9.10% in 2009 from $4,242,977 in 2008.  Although the average loan portfolio increased $6,200,002 or 4.61% from 2008 to 2009, the decrease in net interest income was due primarily to a decrease in net interest spread which decreased from 2.25% in 2008 to 2.18% in 2009.  The components of interest income in 2009 were from loans, including fees of $6,763,059, federal funds sold of $11,433, and investment income of $267,240, and interest earning deposits of $59,808.

The Company’s net interest spread and net interest margin were 2.18% and 2.47%, respectively, in 2009 compared to 2.25% and 2.76%, respectively, in 2008.  Yields on most earning assets decreased in 2009.  Yields on average earning assets decreased from 5.72% in 2008 to 4.54% in 2009 primarily as a result of a full year of depressed interest rates during 2009.  At December 31, 2009 approximately 84% of the Company’s loans were variable rate loans tied to the prime rate, which reached its current low point of 3.25% at December 2008.  Yields on average interest-bearing liabilities decreased from 3.47% in 2008 to 2.37% in 2009.

The provision for loan losses was $3,478,372 in 2009 compared to $1,312,969 in 2008.  The charges to the provision were primarily to maintain the allowance for loan losses at a level sufficient to cover possible future losses in the loan portfolio.  Impaired loans as of December 31, 2009 increased to $6,066,187 from $5,043,946 as of December 31, 2008.  Impaired loans as of December 31, 2009 were made up largely of credits secured by real estate.  All credits were within various stages of workouts and management feels that loss provisions placed against these credits are appropriate at this time.

Noninterest income decreased $113,521, or 33.59%, to $451,469 in 2009 from $337,948 in 2008.  The largest component of noninterest income was from service charges on deposit accounts which increased $128,070 or 50.37%, to $382,327 for the year ended December 31, 2009, when compared to 2008 as a result of increased deposit account volume.

Noninterest expense increased $1,400,567, or 34.53%, to $5,457,206 in 2009 from $4,056,639 in 2008.  The largest component of noninterest expense was salaries and employee benefits which decreased $39,973, or 1.78%, to $2,205,329 for the year ended December 31, 2009.  Losses and write downs on the sale of other real estate increased $923,910 or 485.07%, to $1,114,380 in 2009 from $190,470 in 2008 due to the decrease in the value of foreclosed real estate.  The increase in other operating expenses in 2009 was largely due to an increase in legal and accounting fees which increased to $211,660 in 2009 from $126,976 in 2008.  The increase in legal and account fees was primarily a result of the unsuccessful merger with 1st Financial Services Corporation.

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

	For the year ended December 31, 2010			For the year ended December 31, 2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning Assets:
Loans¹	$137,825,896	6,592,205	4.78%	$140,593,385	$6,763,059	4.81%
Securities, taxable	12,964,681	386,902	2.98%	5,085,032	262,961	5.17%
Federal funds sold	10,179,719	22,545	0.22%	3,641,423	11,433	0.31%
Interest earning deposits	1,541,386	14,735	0.96%	5,670,272	59,808	1.05%
Nonmarketable equity securities	1,365,746	4,589	0.34%	1,403,078	4,279	0.30%
Total earning assets	163,877,428	7,020,976	4.28%	156,393,190	7,101,540	4.54%
Cash items	2,220,629			7,172,835
Premises and equipment	3,913,583			4,060,044
Other assets	7,550,145			4,928,829
Allowance for loan losses	(2,773,232)			(2,319,974)
Total assets	$174,788,553			$170,234,924
Liabilities:
Interest-Bearing Liabilities:
Interest-bearing transaction accounts	5,758,500	46,382	0.81%	$4,818,359	$46,145	0.96%
Savings and money market deposits	30,000,288	438,187	1.46%	20,921,873	247,372	1.18%
Time deposits	97,461,495	1,275,940	1.31%	91,637,602	2,266,897	2.47%
Federal Home Loan Bank advances	9,249,315	304,332	3.29%	18,834,411	676,754	3.59%
Other borrowings	242,181	2,420	1.00%	957,510	7,697	0.80%
Total interest-bearing liabilities	142,711,779	2,067,261	1.45%	137,169,755	3,244,865	2.37%
Demand deposits	7,022,385			5,818,891
Accrued interest and other liabilities	230,289			242,999
Shareholders’ equity	24,824,100			27,003,279
Total liabilities and shareholders’ equity	$174,788,553			$170,234,924
Net interest spread			2.83%			2.18%
Net interest income		4,953,715			$3,856,675
Net interest margin			3.02%			2.47%

(1) In 2010, the effect of fees collected on loans totaling $213,187 increased the annualized yield on loans by 0.15% from 4.63%.  The effect on the annualized yield on earning assets was an increase of 0.13% from 4.15%.  The effect on net interest spread and net interest margin was an increase of 0.13% and 0.14% from 2.70% and 2.89%, respectively. In 2010, the effect of nonaccrual loans averaging $8,415,744 decreased the annualized yield on loans by 0.31%.
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

	2010 compared to 2009
		Due to increase (decrease) in
	Volume	Rate	Volume/Rate	Total
Interest income:
Loans	$(133,126)	$(38,485)	$757	$(170,854)
Securities, taxable (1)	323,019	(89,992)	(109,086)	123,941
Federal funds sold and other	18,434	(41,624)	(10,461)	(33,651)
Total interest income	208,327	(170,101)	(118,790)	(80,564)

Interest expense:
Interest-bearing deposits	345,578	(1,009,263)	(136,220)	(799,905)
Federal Home Loan Bank advances	(344,410)	(57,042)	29,030	(372,422)
Short-term borrowings	(5,750)	1,871	(1,398)	(5,277)
Total interest expense	(4,582)	(1,064,434)	(108,588)	(1,177,604)
Net interest income	$212,909	$894,333	$(10,202)	$1,097,040

	2009 compared to 2008
		Due to increase (decrease) in
	Volume	Rate	Volume/Rate	Total
Interest income:
Loans	$381,423	$(1,803,033)	$(83,180)	$(1,504,790)
Securities, taxable (1)	64,797	(39,658)	(10,186)	14,953
Federal funds sold and other	(102,983)	(178,985)	63,659	(218,309)
Total interest income	343,237	(2,021,676)	(29,707)	(1,708,146)

Interest expense:
Interest-bearing deposits	296,253	(1,426,180)	(111,143)	(1,241,070)
Federal Home Loan Bank advances	(33,925)	13,210	(642)	(21,357)
Short-term borrowings	(43,658)	(45,091)	29,332	(59,417)
Total interest expense	218,670	(1,458,061)	(82,453)	(1,321,844)
Net interest income	$124,567	(563,615)	52,746	(386,302)
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

Net Interest Income - continued

The following table sets forth our interest rate sensitivity at December 31, 2010

Interest Sensitivity Analysis
(Dollars in thousands)	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years	Total
Assets
Earning assets:
Loans	$72,941	$8,066	$62,319	$4,963	$148,289
Securities available for sale	492	56	8,048	9,161	17,757
Nonmarketable securities	1,267	-	-	-	1,267
Interest-bearing deposits in other banks	2,800	790	-	-	3,590
Federal funds sold	4,151	-	-	-	4,151
Total earning assets	81,651	8,912	70,367	14,124	175,054
Liabilities
Interest-bearing liabilities:
Interest - bearing deposits:
Demand deposits	6,774	-	-	-	6,774
Savings and money market deposits	41,552	-	-	-	41,552
Time deposits	17,327	66,720	9,386	-	93,433
Federal Home Loan Bank advances	5,500	-	8,000	-	13,500
Other borrowings	360	-	-	-	360
Total interest-bearing liabilities	71,513	66,720	17,386	-	155,619
Period gap	10,138	(57,808)	52,981	14,124	19,435
Cumulative gap	10,138	(47,670)	5,311	19,435
Ratio of cumulative gap to total earning assets	5.79%	(27.23%)	3.03%	11.10%

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

The December 31, 2010 allowance for loan losses, and, therefore indirectly the provision for loan losses for the year ended December 31, 2010, was determined based on the following specific factors though not intended to be an all inclusive list:

•	The impact of the ongoing depressed overall economic environment, including those within our geographic market,
•	The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular those with real estate related loans,
•	The declining asset quality trends in our loan portfolio,
•	The increasing trend in the historical loan loss rates within our loan portfolio,
•	The results of our internal and independent loan reviews during the third and fourth quarters of 2010 resulting in loan downgrades,
•	Our individual impaired loan analysis which identified continued downward trends in appraised values and market assumptions used to value real estate dependent loans.

Based on present information and an ongoing evaluation, we consider the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses in 2010 or that additional increases in the allowance for loan losses will not be required.  We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis utilizing a risk grading system.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the years ended December 31, 2010 and 2009.

Allowance for Loan Losses
	2010	2009
Total loans outstanding at end of period	$148,289,512	$139,974,913
Average loans outstanding	$137,825,896	$140,593,385
Balance of allowance for loan losses at beginning of period	$2,408,990	$1,935,702
Recoveries	181,929	135,830
Charge-offs	(711,732)	(3,140,914)
Provision for loan losses	3,346,727	3,478,372
Balance for loan losses at end of year	$5,225,914	$2,408,990
Allowance for loan losses to period end loans	3.52%	1.72%

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

Nonperforming Assets
Nonperforming Assets.  As of December 31, 2010 and 2009, loans in nonaccrual status totaled approximately $10,257,000 and $6,001,000, respectively.  Loans past due ninety days or more and still accruing interest as of December 31, 2010 and 2009, were approximately $1,870,000 and $63,000, respectively. Assets held as other real estate totaled $6,402,263 and $2,050,272 in 2010 and 2009, respectively.

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

Potential Problem Loans.  At December 31, 2010, through our internal review mechanisms, we had identified $8,671,253 of criticized loans and $21,517,718 of classified loans.  The results of this internal review process are considered in determining our assessment of the adequacy of the allowance for loan losses.

Our criticized loans decreased from $8,742,720 at December 31, 2009 to $8,671,253 at December 31, 2010.  Total classified loans increased from $9,112,635 at December 31, 2009 to $21,517,717 at December 31, 2010.  The increase in classified loans as of period end is made up of loans primarily secured by real estate assets.  The Bank also has a credit facility to an operating entity closely tied to the residential building industry which has been negatively impacted by the deterioration in the construction industry. The Bank is currently working to resolve these criticized loans and minimize further negative impacts to the Bank.

Noninterest Income and Expense

Noninterest Income.  The largest component of noninterest income was service charges on deposit accounts.   The following table sets forth the principal components of noninterest income for the years ended December 31, 2010 and 2009.

	2010	2009
Service charges on deposit accounts	$374,047	$382,327
Gain on the sale of securities	410,187	-
Other income	69,105	69,142
Total noninterest income	$853,339	$451,469

Noninterest Expense.  Salaries and employee benefits comprised the largest component of noninterest expense and totaled $2,431,812 for the year ended December 31, 2010 as compared to $2,205,329 for the year ended December 31, 2009.  Loss on sale of other real estate decreased from 2009 by approximately $539,380 to $575,000.  Other operating expenses totaled $1,722,815 for the year ended December 31, 2010, compared to $1,472,188 for the year ended December 31, 2009.  The increase in other operating expenses was due primarily to the increase in professional fees and expenses associated with other real estate owned.

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2010 and 2009.

	2010	2009
Salaries and employee benefits	$2,431,812	$2,205,329
Net occupancy expense	197,111	196,708
FDIC insurance	459,095	275,002
Other insurance	28,640	38,099
Advertising and marketing expense	86,519	23,212
Office supplies, stationary and printing	92,657	100,429
Data processing	146,204	134,147
Professional fees	302,234	458,485
Furniture and equipment expense	176,258	193,599
Telephone	48,311	47,708
Postage	48,210	63,621
Other real estate expense	375,897	104,246
Loss on sale of loans	281,293	-
Loss on sale of other real estate	575,000	1,114,380
Other	594,143	505,241
Total noninterest expense	$5,843,384	$5,457,206

Balance Sheet Review

General.  At December 31, 2010, we had total assets of $184,488,829, consisting principally of $143,063,598 in net loans, $19,023,896 in investments, $4,150,670 in federal funds sold, $3,861,622 in net premises, furniture and equipment, and $3,924,571 in cash and due from banks compared to December 31, 2009 when the Bank had total assets of $176,730,998, an increase of 4.44%.  Total assets in 2009 consisted principally of $137,565,923 in net loans, $6,444,594 in investments, $16,729,661 in federal funds sold, $3,952,877 in net premises, furniture and equipment and $4,701,944 in cash and due from banks.

At December 31, 2010, the Bank had liabilities totaling $163,133,927, consisting principally of $148,983,739 in deposits, and $13,500,000 in advances from the Federal Home Loan Bank. This was an increase of 7.44% over the total liabilities at December 31, 2009 which totaled $151,837,292 and consisted principally of $143,669,792 in deposits, and $8,000,000 in advances from Federal Home Loan Bank.

At December 31, 2010 shareholders’ equity equaled $21,354,902, a decrease of 13.81% over the 2009 year ending equity balance of $24,893,706. This decrease is primarily due to the net loss for the year of $3,449,120 plus dividends on preferred stock of $175,000.

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher loan yields are the inherent credit and liquidity risks which we attempt to control and counterbalance.  Loans averaged $137,825,896 in 2010 as compared to $140,593,385 in 2009.  At December 31, 2010 total loans were $148,289,512 or 5.94% higher than the December 31, 2009 balance of $139,974,913.

The following table sets forth the composition of the loan portfolio by category at December 31, 2010 and 2009 and highlights our general emphasis on real-estate lending.

Composition of Loan Portfolio
 (Dollars in thousands)                                                                                                                                               2010                                                               2009
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$19,351	13.05%	$15,220	10.87%
Real Estate
Mortgage	104,975	70.79%	94,439	67.47%
Construction	23,068	15.56%	29,444	21.04%
Consumer	896	0.60%	872	0.62%
Total Loans	$148,290	100.00%	$139,975	100.00%
Allowance for Loan Losses	(5,226)		(2,409)
Net Loans	$143,064		$137,566

The largest component of loans in our loan portfolio is real estate mortgage loans.  At December 31, 2010 real estate mortgage loans totaled $104,975,000 and represented 70.79% of the total loan portfolio.  At December 31, 2009, real estate mortgage loans totaled $94,439,000 and represented 67.47% of the total loan portfolio.

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

Residential 1 to 4 family real estate loans totaled $43,562,000 at December 31, 2010 and $46,869,000 at December 31, 2009.  Residential 1 to 4 family real estate loans consist of first and second mortgages on single or multi-family residential dwellings.  Nonresidential and construction real estate loans, which include commercial loans and other loans secured by multi- family properties and farmland, totaled $84,481,000 at December 31, 2010 and $77,014,000 at December 31, 2009.  The demand for residential and commercial real estate loans in the market remains strong due to the low interest rate environment.

Our loan portfolio also includes consumer loans.  At December 31, 2010 and 2009, consumer loans totaled $896,000 and $872,000 and represented 0.60% and 0.62% of the total loan portfolio, respectively.

Our loan portfolio reflects the diversity of our market.  Our home office is located in Gastonia, North Carolina and we have branches in Shelby and Kings Mountain, North Carolina.  We expect the area to remain stable with slower but continued growth in the near future.  The diversity of the economy creates opportunities for all types of lending.  We do not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for us.  The following table sets forth our loans maturing within specified intervals at December 31, 2010.  The Company does not actively market loans for sale, but considers all options related to non-performing loans and potential reduction of criticized assets.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates
December 31, 2010 (Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total

Commercial and industrial	$10,659,997	$8,250,896	$440,000	$19,350,893
Real estate	69,704,955	53,692,813	4,645,176	128,042,944
Consumer and other	376,065	481,568	38,042	895,675
	$80,741,017	$62,425,277	$5,123,218	$148,289,512
Loans maturing after one year with:
Fixed interest rates				61,911,039
Floating interest rates				5,637,456
				$67,548,495

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

Investment Securities.  The investment securities portfolio is also a component of our total earning assets and includes securities available for sale and nonmarketable equity securities.  Total securities available for sale averaged $12,964,681 in 2010 as compared to $5,085,032 in 2009.  Total nonmarketable equity securities averaged $1,365,746 in 2010 as compared to $1,403,078 in 2009.  At December 31, 2010, the total securities portfolio was $19,023,896 as compared to $6,444,594 at December 31, 2009.

The following table sets forth the scheduled maturities and average yields of securities available for sale at December 31, 2010.  The table excludes nonmarketable equity securities.

Investment Securities Maturity Distribution and Yields

(Dollars in thousands)	After One but Within Five Years		After Five but Within Ten Years		Over Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$8,048	2.102%	$4,412	1.804%	$4,617	2.687%

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “--Net Interest Income--- Interest Sensitivity.”

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold, averaged $10,179,719 in 2010 and $3,641,423 in 2009.  At December 31, 2010 and 2009, short-term investments totaled $4,150,670 and $16,729,661, respectively.  These funds are an important source of our liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

Deposits.  Average total deposits totaled $140,242,668 during 2010 as compared to $123,196,725 during 2009.  At December 31, 2010, total deposits were $148,983,739 as compared to $143,669,792 at December 31, 2009.  Average interest-bearing liabilities totaled $142,711,779 in 2010 as compared to $137,169,755 in 2009.

The following table sets forth our deposits by category as of December 31, 2010 and 2009.
Deposits
	2010		2009
	Amount	Percent of Deposits	Amount	Percent of Deposits
Noninterest-bearing demand deposits	$7,225,888	4.85%	$5,626,494	3.92%
NOW interest bearing deposits	6,773,623	4.55	4,759,708	3.31
Savings and money market accounts	41,551,912	27.89	24,279,357	16.90
Time deposits less than $100,000	85,690,137	57.51	102,069,318	71.04
Time deposits $100,000 and over	7,742,179	5.20	6,934,915	4.83
Total Deposits	$148,983,739	100%	$143,669,792	100%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $141,241,560 at December 31, 2010.

Deposits, and particularly core deposits, have been a primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  Our loan-to-deposit ratio was 99.53% and 97.43% at December 31, 2010 and 2009, respectively.  The maturity distribution of our time deposits over $100,000 at December 31, 2010, is set forth in the following table:

Maturities of Certificates of Deposit of $100,000 or More

(Dollars in thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Certificates of deposit of $100 or more	$962	$1,300	$2,110	$2,602	$6,974

Time deposits over $100,000 in the aggregate amount of $962,000 had scheduled maturities within three months, and approximately $4,372,000, or 63%, had maturities within twelve months.  Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. The total certificates of deposit greater than $100 thousand in the above table does not include approximately $768 thousand in certificates greater than $100 thousand held in individual retirement accounts.

Federal Home Loan Bank Advances.  Total advances from the Federal Home Loan Bank were $13,500,000 at December 31, 2010, compared to $8,000,000 at December 31, 2009.  The average of Federal Home Loan Bank advances outstanding was $9,249,315 during 2010, compared to $18,834,411 during 2009.  Advances from the Federal Home Loan Bank serve as a secondary funding source.  Advances from the Federal Home Loan Bank mature at different periods as discussed in the notes to the financial statements and are secured by the Bank’s investment in Federal Home Loan Bank stock and real estate loan portfolio.

Other Borrowings.  Other borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, averaged $242,181 in 2010 as compared to $957,510 in 2009 and totaled $360,143 at December 31, 2010 and $0 at December 31, 2009.  The maximum amount at any month end in 2010 was $5,070,000 and had a weighted average interest rate during the year of 1.00%.  The maximum amount at any month end in 2009 was $14,783,069 and had a weighted average interest rate during the year of 0.80%.  The repurchase agreements are collateralized by investment securities.

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

We exceeded the regulatory capital requirements at December 31, 2010 and 2009 as set forth in the following table.

Analysis of Capital and Capital Ratios
December 31,	2010	2009
(Dollars in thousands)
Tier 1 capital	$19,823	$23,688
Tier 2 capital	1,865	1,750
Total qualifying capital	$21,688	$25,438
Risk-adjusted total assets (including off-balance sheet exposures)	$146,226	$171,360
Tier 1 risk-based capital ratio	13.56%	17.01%
Total risk-based capital ratio	14.83%	18.26%
Tier 1 leverage ratio	11.26%	13.82%

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At December 31, 2010, we had issued commitments to extend credit of $10,483,000 through various types of commercial lending arrangements.  All of these commitments to extend credit had variable rates.  The Company also had standby letters of credit which totaled $100,000.

The following table sets forth the length of time until maturity for unused commitments to extend credit at December 31, 2010.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused commitments to extend credit	$5,089	$-	$3,557	$8,646	$1,837	$10,483

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.
Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2010 as filed with this annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions which have a material impact on the carrying value of certain assets and liabilities.  These accounting policies are considered to be critical accounting policies.  The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and results of operations.

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

Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control.  We also have the ability to obtain funds from various financial institutions should the need arise.  The amount available under such agreements was $16,000,000 at December 31, 2010.  In addition, we have the ability to borrow from the Federal Home Loan Bank.  Our available credit with the Federal Home Loan Bank was $14,290,000 at December 31, 2010.

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

Years ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
AB&T Financial Corporation
Gastonia, North Carolina

We have audited the accompanying consolidated balance sheets of AB&T Financial Corporation and subsidiary, (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AB&T Financial Corporation and subsidiary, as of December 31, 2010 and 2009 and the related statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Elliott Davis, PLLC

Elliott Davis, PLLC
Charlotte, North Carolina
March 31, 2011

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
	December 31,
Assets:	2010	2009
Cash and cash equivalents:
Cash and due from banks	$3,924,571	$4,701,944
Federal funds sold	4,150,670	16,729,661
Total cash and cash equivalents	8,075,241	21,431,605
Time deposits with other banks	789,721	1,296,527
Investments:
Securities available for sale	17,756,616	5,031,414
Nonmarketable equity securities	1,267,280	1,413,180
Total investments	19,023,896	6,444,594
Loans receivable	148,289,512	139,974,913
Less allowance for loan losses	(5,225,914)	(2,408,990)
Loans, net	143,063,598	137,565,923
Premises, furniture and equipment, net	3,861,622	3,952,877
Accrued interest receivable	676,898	566,318
Other real estate owned	6,402,263	2,050,272
Other assets	2,595,590	3,422,882
Total assets	$184,488,829	$176,730,998
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$7,225,888	$5,626,494
Interest-bearing transaction accounts	6,773,623	4,759,708
Savings and money market	41,551,912	24,279,357
Time deposits $100,000 and over	7,742,179	6,934,915
Other time deposits	85,690,137	102,069,318
Total deposits	148,983,739	143,669,792
Federal funds purchased and securities sold under agreements to repurchase	360,143	-
Advances from the Federal Home Loan Bank	13,500,000	8,000,000
Accrued interest payable	66,787	55,169
Other liabilities	223,258	112,331
Total liabilities	163,133,927	151,837,292
Commitments and contingencies (Notes 10, 12 and 19)
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized,
issued and outstanding – 3,500 at December 31, 2010 and 2009	3,410,220	3,385,908
Common stock, $1.00 par value, 11,000,000 shares authorized;
and 2,678,205 shares issued at December 31, 2010 and 2009	2,678,205	2,678,205
Treasury stock, at cost (10,000 shares at December 31, 2010 and 2009)	(55,600)	(55,600)
Warrants	136,850	136,850
Capital surplus	21,787,729	21,734,686
Retained deficit	(6, 540,739)	(3,066,700)
Accumulated other comprehensive income (loss)	(61,763)	80,357
Total shareholders’ equity	21,354,902	24,893,706
Total liabilities and shareholders’ equity	$184,488,829	$176,730,998

The accompanying notes are an integral part of the consolidated financial statements

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
For the years ended December 31, 2010 and 2009

	2010	2009
Interest income:
Loans, including fees	$6,592,205	$6,763,059
Securities available-for-sale, taxable and nonmarketable equity securities	391,491	267,240
Federal funds sold	22,545	11,433
Money Market deposit	514	23,480
Time deposits with other banks	14,221	36,328
Total interest income	7,020,976	7,101,540
Interest expense:
Time deposits $100,000 and over	192,714	484,951
Other deposits	1,567,795	2,075,463
Federal Home Loan Bank advances	304,332	676,754
Other borrowings	2,420	7,697
Total interest expense	2,067,261	3,244,865
Net interest income	4,953,715	3,856,675
Provision for loan losses	3,346,727	3,478,372
Net interest income after provision for loan losses	1,606,988	378,303
Noninterest income:
Service charges on deposit accounts	374,047	382,327
Gain on sale of available for sale securities	410,187	-
Other	69,105	69,142
Total noninterest income	853,339	451,469
Noninterest expenses:
Salaries and employee benefits	2,431,812	2,205,329
Net occupancy	197,111	196,708
Furniture and equipment	176,258	193,599
FDIC Insurance premiums	459,095	275,002
Loss on sale of loans	281,293	-
Losses on sale and write down of other real estate	575,000	1,114,380
Other operating	1,722,815	1,472,188
Total noninterest expense	5,843,384	5,457,206
Loss before income taxes	(3,383,057)	(4,627,434)
Income tax expense (benefit)	66,063	(1,740,916)
Net loss	$(3,449,120)	$(2,886,518)
Accretion of preferred stock to redemption value	24,312	22,758
Preferred stock dividends	175,000	163,040
Net loss available to common shareholders	$(3,648,432)	$(3,072,316)
Losses per common share Basic	$(1.37)	$(1.15)
Diluted	$(1.37)	$(1.15)
Average shares outstanding Basic	2,668,205	2,668,205
Diluted	2,668,205	2,668,205

The accompanying notes are an integral part of the consolidated financial statements

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss
For the years ended December 31, 2010 and 2009
(dollars in thousands except for share data)
	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Treasury Stock	Warrants	Capital Surplus	Retained Earnings (Deficit)	Accum-ulated Other Compre- hensive Income (Loss)	Total
Balance, December 31, 2008	2,678,205	$2,678	-	$-	$-	$-	$21,607	$(158)	$66	$24,194
Net loss from operations								(2,886)		(2,886)
Other comprehensive income net of tax									14	14
Total Comprehensive loss										(2,872)
Issuance of Preferred Stock			3,500	3,363						3,363
Issuance of Common Stock Warrants						137				137
Accretion of preferred stock to redemption value				23				(23)		-
Dividends, preferred							(142)			(142)
Purchase of Treasury Stock (10,000 shares)					(56)					(56)
Stock-based employee compensation							269			269
Balance December 31, 2009	2,678,205	2,678	3,500	3,386	(56)	137	21,734	(3,067)	80	24,893
Net loss from operations								(3,449)		(3,349)
Other comprehensive loss net of tax									(142)	(142)
Total Comprehensive loss										(3,491)
Accretion of preferred stock to redemption value				24				(24)		-
Dividends, preferred							(175)			(175)
Stock-based employee compensation							228			228
Balance December 31, 2010	2,678,205	$2,678	3,500	$3,410	$(56)	$137	$21,787	$(6,540)	$(62)	$21,355

The accompanying notes are an integral part of the consolidated financial statements

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009

Cash flows from operating activities:	2010	2009
Net loss	$(3,449,120)	$(2,886,518)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	3,346,727	3,478,372
Depreciation expense	169,309	202,934
Discount accretion and premium amortization	106,465	(9,627)
Loss on sale of other real estate	7,108	79,545
Loss on write down of other real estate	566,140	1,034,917
Loss on sale of loans	281,293	-
Gain on sale of securities available for sale	(410,187)	-
Deferred income tax benefit	(31,772)	(1,486,296)
Increase in accrued interest receivable	(110,580)	(47,814)
Increase (decrease) in accrued interest payable	11,618	(53,874)
Increase (decrease) in other assets	949,736	(780,979)
Increase in other liabilities	110,927	61,527
Stock-based compensation expense	227,436	269,175
Net cash provided by operating activities	1,775,100	(138,638)
Cash flows from investing activities:
Purchases of securities available for sale	(25,291,202)	(1,045,600)
Calls, paydowns, and maturities of securities available for sale	3,092,599	685,764
Purchases of nonmarketable equity securities	-	(41,900)
Proceeds from sale of nonmarketable equity securities	145,900	-
Proceeds from sale of securities available for sale	9,544,331	-
Maturities (purchases) of time deposits with other banks, net	506,806	(36,328)
Net increase in loans receivable	(16,323,908)	(4,576,458)
Purchases of premises, furniture and equipment	(78,054)	(26,324)
Proceeds from sale of furniture and equipment	-	28,238
Capitalized other real estate expenses	(236,908)	(133,184)
Proceeds from sale of loans	1,593,994	-
Proceeds from sale of other real estate	915,888	531,515
Net cash used by investing activities	(26,130,554)	(4,614,277)
Cash flows from financing activities:
Net increase in deposits	5,313,947	22,351,774
Increase (decrease) in federal funds purchased	360,143	(1,068,339)
Increase (decrease) in Federal Home Loan Bank advances	5,500,000	(15,570,000)
Proceeds from issuance of preferred stock, net	-	3,363,150
Preferred dividends paid	(175,000)	(141,944)
Purchase of Treasury stock	-	(55,600)
Proceeds from issuance of stock warrants	-	136,850
Net cash provided by financing activities	10,999,090	9,015,891
Net increase (decrease) in cash and cash equivalents	(13,356,364)	4,262,976
Cash and cash equivalents, beginning of year	21,431,605	17,168,629
Cash and cash equivalents, end of year	$8,075,241	$21,431,605

Supplemental disclosure of cash flow information:
Transfer of loans to real estate acquired in settlement of loans	$5,604,219	$1,266,727
Interest paid	$2,055,643	$3,298,739
Taxes paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - AB&T Financial Corporation (the “Company”), was incorporated under the laws of the State of North Carolina on June 25, 2007. On May 14, 2008, the Company became the sole owner of all the shares of the capital stock of Alliance Bank & Trust Company (the “Bank”). Alliance Bank & Trust Company is a state-chartered bank which was organized and incorporated under the laws of the State of North Carolina in September 2004. The Bank is not a member of the Federal Reserve System. The Bank commenced operations on September 8, 2004. The Company and the Bank are collectively referred to as the “Company” unless otherwise noted.

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

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g., principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios.  Management has determined that there is no concentration of credit risk associated with its lending policies or practices.  Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e., balloon payment loans).  These loans are underwritten and monitored to manage the associated risks.  Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company's investment in the stock of Federal Home Loan Bank and Community Bankers Bank.  These stocks have no quoted market value and no ready market for them exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At December 31, 2010 and 2009, the Company's investment in Federal Home Loan Bank stock was $1,222,100 and $1,368,000, respectively.  At December 31, 2010 and 2009, investment in Community Bankers Bank was $45,180.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s problem loan watch list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected at their contractual terms.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected consistent with the contract.  At December 31, 2010 and 2009, loans in impaired status totaled $14,338,761 and $6,066,187, respectively.

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

Other Real Estate Owned - Other real estate owned includes real estate acquired through foreclosure.  Other real estate owned is initially recorded at fair value and then carried at the lower of cost (principal balance of the former loan plus costs of improvements) or estimated fair value.  Any write-downs at the dates of foreclosure are charged to the allowance for loan losses. Expenses to maintain such assets and subsequent valuation writedowns are included in other expenses.  Gains and losses on disposal are included in noninterest income or expense.

Securities Sold Under Agreements to Repurchase - The Bank enters into sales of securities under agreements to repurchase.  Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
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

Advertising Expense - Advertising and public relations costs are expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent.  Advertising and public relations costs of approximately $86,500 and $23,000 were included in the Company's results of operations for 2010 and 2009, respectively.

Stock-Based Compensation - Compensation expense is recognized as salaries and benefits in the consolidated statement of operations. In calculating the compensation expense for stock options, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model.  There were no options granted in 2009 or 2010.

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

The approximate components of other comprehensive income and related tax effects are as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Unrealized gains on securities available for sale	$178,000	$22,800
Reclassification adjustment for gains realized in net income	(410,000)	-
Net unrealized gains on securities	(232,000)	22,800
Tax effect	90,000	(8,800)
Net of tax amount	$(142,000)	$14,000

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

In April 2010, guidance was issued related to accounting for acquired troubled loans that are subsequently modified.    The guidance provides that if these loans meet the criteria to be accounted for within a pool, modifications to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment.  The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. These amendments had no impact on the financial statements.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.  Disclosures about Troubled Debt Restructurings required by the Update have been deferred by FASB in a proposed Update.  See Note. 4.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the Company’s business, financial condition, and results of operations.

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

Risks and Uncertainties – In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk:  interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis than its interest-earning assets.  Credit risk is the risk of default on the Company’s loan portfolio that results from borrower’s inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.

Reclassifications – Certain captions and amounts in the 2009 consolidated financial statements were reclassified to conform with the 2010 presentation.

Subsequent Events – In preparing these financial statements, the Company has evaluated events and transactions through our filing date for potential recognition or disclosure in the Consolidated Financial statements.  See Note 22.

NOTE 2 – CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions.  At December 31, 2010 and 2009, the requirement was met by the cash balance in the vault.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
December 31, 2010
Mortgage-backed securities	$17,857,784	$40,753	$141,921	$17,756,616
Total	$17,857,784	$40,753	$141,921	$17,756,616
December 31, 2009
U.S. Government Agencies	$1,042,373	$-	$2,782	$1,039,591
Mortgage-backed securities	3,857,417	155,987	21,581	3,991,823
Total	$4,899,790	$155,987	$24,363	$5,031,414

NOTE 3 – INVESTMENT SECURITIES - continued

The following is a summary of maturities of securities available-for-sale as of December 31, 2010.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-for-Sale
	Amortized Costs	Estimated Fair Value
Due in one year or less	$681,351	$678,868
Due after one year but within five years	8,121,936	8,048,378
Due after five years but within ten years	4,408,890	4,412,366
Due after ten years	4,645,607	4,617,004
	$17,857,784	$17,756,616

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009:

	Less than twelve months		Twelve months or more		Total
December 31, 2010	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Mortgage-backed securities	$12,247,383	$141,921	$-	$-	$12,247,383	$141,921
Total	$12,334,411	$141,921	$-	$-	$12,334,441	$141,921
December 31, 2009
Mortgage-backed securities	$1,229,796	$21,581	$-	$-	$1,229,796	$21,581
U.S. Government agencies	1,039,591	2,782	-	-	1,039,591	2,782
Total	$2,269,387	$24,363	$-	$-	$2,269,387	$24,363

Securities classified as available-for-sale are recorded at fair market value.   None of the unrealized losses consisted of securities in a continuous loss position for twelve months or more at December 31, 2010 or 2009.  Of the securities in an unrealized loss position as of December 31, 2010, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

At December 31, 2010 and 2009, investment securities with a book value of $278,544 and $341,937 and a market value of $283,288 and $356,584, respectively, were pledged as collateral for the securities sold under agreements to repurchase. Proceeds from available for sale securities totaled $9,544,331 resulting in gross gains of $410,187. There were no sales of investments for the year ended December 31, 2009.

NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Real estate – construction	$23,068,291	$29,444,000
Real estate –commercial	61,412,742	47,570,000
Real estate – residential	43,561,911	46,869,000
Commercial and industrial	19,350,893	15,220,000
Consumer and other	895,675	871,913
Total gross loans	$148,289,512	$139,974,913

NOTE 4 - LOANS RECEIVABLE - continued

As of December 31, 2010 and 2009, loans individually evaluated and considered impaired were as follows:

	December 31,
	2010	2009
Total loans considered impaired at period end	$14,338,761	$6,066,187
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	11,489,267	4,972,626
Related allowance established	2,783,404	863,742
Loans considered impaired for which no related allowance for loan loss was established	2,849,495	1,093,561
Average annual investment in impaired loans	14,370,750	9,365,634
Interest income recognized on impaired loans during the period of impairment Cash basis	$219,029	$183,264

The following table represents the balance in the allowance for loan losses and recorded investment in loans by portfolio segment on impairment method as of December 31, 2010:

	Real Estate
	Construction	Commercial	Residential	Commercial & Industrial	Consumer
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$823,975	$637,723	$878,725	$442,981	$-
Loans:
Loans individually evaluated for impairment	$5,048,519	$3,540,487	$4,331,447	$1,418,308	$-
Loans collectively evaluated for impairment	$18,019,772	$57,872,255	$39,230,464	$17,932,585	$895,675

As of December 31, 2010 and 2009, loans in nonaccrual status were approximately $10,257,000 and $6,001,000, respectively.  Loans ninety days or more past due and still accruing interest as of December 31, 2010 and 2009, were approximately $1,869,000 and $63,000, respectively.

The following table presents loans individually evaluated for impairment as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$49,555	$49,555	$-	$49,765	$-
Real estate:
Construction	2,494,797	2,494,797	-	2,494,797	-
Mortgage – residential	-	-	-	-
Mortgage – commercial	304,395	304,395	-	305,143
With an allowance recorded:
Commercial, and industrial	1,368,753	1,368,753	442,981	1,371,776	12,446
Real estate:
Construction	2,553,722	2,553,722	823,975	2,554,097	16,327
Mortgage – residential	5,086,632	4,331,447	878,725	4,356,514	147,806
Mortgage – commercial	3,236,092	3,236,092	637,723	3,238,658	42,450
Total	$15,093,946	$14,338,761	$2,783,404	$14,370,750	$219,029

NOTE 4 - LOANS RECEIVABLE - continued

Transactions in the allowance for loan losses for the years ended December 31, 2010 are summarized as follows:

	Real Estate
	Construction	Commercial	Residential	Commercial and Industrial	Consumer	Unallocated	Total
Balance, beginning of year	$457,357	$251,634	$444,670	$311,216	$16,557	$927,556	$2,408,990
Provision charged to operations	830,253	1,280,752	1,489,690	382,959	64,434	(701,361)	3,346,727
Recoveries	-	-	122,590	3,572	55,767	-	181,929
Charge-offs	(154,430)	-	(366,100)	(61,120)	(130,082)	-	(711,732)
Balance, end of year	$1,133,180	$1,532,386	$1,690,850	$636,627	$6,676	$226,195	$5,225,914

Transactions in the allowance for loan losses for the years ended December 31, 2009 are summarized as follows:
2009
Balance, beginning of year	$1,935,702
Provision charged to operations	3,478,372
Recoveries	135,830
Charge-offs	(3,140,914)
Balance, end of year	$2,408,990

	Nonaccrual	Accruing loans delinquent for 90 days or more

Commercial and industrial	$1,207,596	$433,325
Real estate:
Construction	1,285,564	24,575
Mortgage – residential	4,223,726	1,056,621
Mortgage – commercial	3,540,488	349,867
Consumer	-	4,963
Total	$10,257,374	$1,869,351

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2010:
	30 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$148,926	$433,325	$1,207,596	$1,789,847	$14,561,046	$19,350,893
Real estate:
Construction	2,469,828	24,575	1,285,564	3,779,967	19,288,324	23,068,291
Mortgage - residential	837,087	1,056,621	4,223,726	6,117,434	37,444,477	43,561,911
Mortgage - commercial	642,994	349,867	3,540,488	4,533,349	56,879,393	61,412,742
Consumer	22,326	4,963	-	27,289	868,386	895,675
Total	$4,121,161	$1,869,351	$10,257,374	$16,247,886	$132,041,626	$148,289,512

Restructured loans included in nonperforming assets at December 31, 2010 consisted of 5 commercial real estate loans with a combined principal balance of $1,226,680, Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to a weakening of the borrowers’ financial condition. The principal balances on these restructured loans were matured and/or in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $9,065,817 of restructured loans still accruing interest at December 31, 2010. This total consisted of $8,677,113 in 15 construction and/or commercial real estate loans less than 30 days delinquent and $388,704 in 2 commercial real estate loans that had matured and were than 90 days delinquent. At December 31, 2009 there were no restructured loans to report.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $0.5 million or $1.0 million, depending on loan type, and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis with the most recent analysis performed at December 31, 2010. The Company uses the following definitions for risk ratings:

NOTE 4 - LOANS RECEIVABLE - continued

Special Mention. Loans classified as special mention, while still adequately protected by the borrower’s capital adequacy and payment capability, exhibit distinct weakening trends and/or elevated levels of exposure to external conditions. If left unchecked or uncorrected, these potential weaknesses may result in deteriorated prospects of repayment. These exposures require management’s close attention so as to avoid becoming undue or unwarranted credit exposures.

Substandard. Loans classified as substandard are inadequately protected by the borrower’s current financial condition and payment capability or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, its classification as an estimated loss is deferred until its more exact status may be determined.

Loss. Loans classified as loss are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean the loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Losses are taken in the period in which they surface as uncollectible.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans and leases is as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$17,317,162	$624,237	$524,303	$885,191	$-	$19,350,893
Real estate:
Construction	16,578,691	2,395,478	3,618,125	475,997	-	23,068,291
Mortgage - residential	33,862,736	2,269,002	6,269,672	1,160,501	-	43,561,911
Mortgage - commercial	49,470,261	3,367,398	8,575,083	-	-	61,412,742
Consumer	871,691	15,138	8,846	-	-	895,675
Total	$118,100,541	$8,671,253	$18,996,029	$2,521,689	$-	$148,289,512

At December 31, 2010, we do not have loans defined as subprime.

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following at December 31, 2010 and 2009:
	2010	2009
Buildings	$2,841,763	$2,834,862
Land	1,022,587	1,014,787
Leasehold and land improvements	104,450	104,450
Furniture and equipment	670,683	620,117
Software	79,806	63,373
Total	4,719,289	4,637,589
Less, accumulated depreciation	(857,667)	(684,712)
Premises, furniture and equipment, net	$3,861,622	$3,952,877

Depreciation expense for the years ended December 31, 2010 and 2009 was $169,309and $202,934, respectively.

NOTE 6 - DEPOSITS

At December 31, 2010, the scheduled maturities of certificates of deposit and individual retirement accounts were as follows:

Maturing In:	Amount
2011	$83,939,469
2012	6,985,040
2013	999,247
2014	39,679
2015	1,468,881
Total	$93,432,316

NOTE 7 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had federal funds purchased and securities sold under agreements to repurchase which generally mature within one day.  At December 31, 2010, and 2009 the Company had $360,143 and $0 securities sold under agreements to repurchase.  At December 31, 2010 and 2009, there were no federal funds purchased.

NOTE 8 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following at December 31, 2010 and 2009:

Description	Interest Rate	2010	2009
Fixed rate advances maturing:
November 3, 2014	2.84%	$8,000,000	$8,000,000
Variable rate advances maturing:
May 5, 2011	Variable	5,500,000
		$13,500,000	$8,000,000

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

2011	$5,500,000
2014	8,000,000
Total	$13,500,000

As collateral, the Company has pledged first mortgage loans on one to four family residential loans totaling $26,491,268, multifamily loans totaling $7,039,816 and commercial real estate loans totaling $65,348,272 at December 31, 2010 (see Note 4).  Certain advances are subject to prepayment penalties.

NOTE 9 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2010 and 2009 is summarized as follows:
	2010	2009
Current portion
Federal	$98,534	$(254,620)
State	-	-
Total current	98,534	(254,620)
Deferred income tax expense (benefit)	(1,244,869)	(1,486,296)
Change in valuation allowance	1,212,398	-
Income tax expense (benefit)	$66,063	$(1,740,916)

The gross amounts of deferred tax assets and deferred tax liabilities are as follows at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$1,621,584	$802,489
Organization and start-up costs	-	85,287
Nonaccrual interest on loans	218,166	99,069
Net operating loss carryforward	873,318	645,103
Stock compensation	210,414	160,429
Unrealized loss on securities	39,232	-
Other real estate owned	448,371	289,724
Other	16,528	5,599
Total deferred tax assets	3,427,613	2,087,700
Less valuation allowance	(1,212,398)	-
	2,215,215	2,087,700
Deferred tax liabilities:
Accumulated depreciation	58,419	73,836
Unrealized gain on securities	-	50,741
Organization and start-up costs	68,232	-
Other	28,638	25,641
Total deferred tax liabilities	155,289	150,218
Net deferred tax asset	$2,059,926	$1,937,482

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net revised realizable value.  At December 31, 2010, the Company’s gross deferred tax asset totaled $3.4 million.  Based on the Company’s projections of future taxable income over the next three years, cumulative tax losses over the previous three years, limitations on future utilization of various deferred tax assets under Internal Revenue Code, and available tax planning strategies, the Company recorded a valuation allowance in the amount of $1.2 million through a charge against income tax expense (benefit).  The Company has net operating loss carryfowards of approximately $2.1 million which will expire in 2029 and 2030 if not utilized to offset taxable income prior to that date.

As of December 31, 2009, the Company’s analysis concluded that it was more likely than not that all of its net deferred income tax assets would be realized based on the company’s projections of future taxable income over the next three years  and net operating loss carrybacks refundable from income taxes previously paid.  As a result, no valuation allowance was recorded at December 31, 2009.

The Company is subject to U.S. federal and North Carolina state income tax.  Tax authorities in various jurisdictions may examine the Company.  The Company and the Bank are not subject to federal and state income tax examinations for taxable years prior to 2007.

NOTE 9 - INCOME TAXES - continued

A reconciliation between the income tax expense (benefit) and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	For the years ended December 31,
	2010	2009
Tax expense (benefit) at statutory rate	$(1,151,239)	$(1,573,328)
State income tax, net of federal income tax benefit	(142,565)	(204,381)
Stock compensation expense	33,243	39,344
Valuation allowance	1,212,398	-
Other, net	114,226	(2,551)
	$66,063	$(1,740,916)

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions at December 31, 2010.

NOTE 10 - LEASES

The Company leases a Kings Mountain branch location.  The operating lease had an original term of two years and three months, expiring on March 31, 2010.  The lease currently renews on a month-to-month basis.  Under the terms of the lease, the monthly rental payment is $2,650 or $31,800 per year.

The total lease expense included in the statement of operations for the years ended December 31, 2010 and December 31, 2009 was $36,191 and $37,308, respectively

NOTE 11 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Bank.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.  As of December 31, 2010 and 2009, the Company had related party loans totaling approximately $7,000,934 and $7,485,902, respectively.

Deposits by directors, officers and their related interests, as of December 31, 2010 and 2009 approximated $1,988,388 and $2,586,000, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 13 - STOCK COMPENSATION PLANS

In 2005, the shareholders approved the Incentive Stock Option Plan (Incentive Plan) and the Nonstatutory Stock Option Plan (Nonstatutory Plan).  The Incentive Plan provides for the granting of up to 267,755 stock options to purchase shares of the Company's common stock to officers and employees of the Company. The Company may grant awards for a term of up to ten years from the effective date of the Plan.  Options may be exercised up to ten years after the date of grant. The per-share exercise price will be determined by the Option Committee of the Board of Directors, except that the exercise price of an incentive stock option may not be less than fair market value of the common stock on the grant date. At December 31, 2010, 183,922 options had been granted under the Incentive Plan.

The Nonstatutory Plan provides for the granting of up to 267,755 stock options to purchase shares of the Company's common stock to Directors of the Company.  The Company may grant awards for a term of up to ten years from the effective date of the Plan.  Options may be exercised up to ten years after the date of grant.  The per-share exercise price will be determined by the Board of Directors, except that the exercise price of a nonstatutory stock option maynot be less than fair market value of the common stock on the grant date.  At December 31, 2010, 243,911 options had been granted under the Nonstatutory Plan.

NOTE 13 - STOCK COMPENSATION PLANS - continued

A summary of the status of our stock option plans as of December 31, 2010 and 2009, and changes during the periods then ended are presented below.

	December 31, 2010		December 31, 2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	427,833	$7.65	427,833	$7.65
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	63,044	7.38	-	-
Outstanding at end of year	364,789	$7.67	427,833	$7.65

The following table summarizes information about stock options outstanding under the Company’s plans at December 31, 2010:

	Outstanding	Exercisable
Number of options	364,789	201,232
Weighted average remaining life	6.8	6.4
Weighted average exercise price	$7.67	$8.00
Compensation charged to pretax income	$227,436
Approximate future compensation of options	$391,456
Weighted average years remaining to recognize future compensation	3.0

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) for options outstanding and exercisable at December 31, 2010 amounted to $0.  This amount represents what would have been received by the option holder had all option holders exercised their options on December 31, 2010.  The intrinsic value changes are based on changes in the fair market value of the Company’s stock.

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

NOTE 14 - EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Due to there being a net loss for 2009 and 2010, the dilutive common share equivalents outstanding totaling 364,789 and 427,833 at December 31, 2010 and 2009 and warrants of 81,153, respectively were antidilutive; therefore, basic loss per share and diluted loss per share were the same.

	2010	2009
Basic earnings (loss) per share computation:
Net earnings (loss) available to common shareholders	$(3,648,432)	$(3,072,316)
Average common shares outstanding – basic	2,668,205	2,668,205
Basic net earnings (loss) per share	$(1.37)	$(1.15)

Diluted earnings (losses) per share computation:	2010	2009
Net earnings (loss) available to common shareholders	$(3,648,432)	$(3,072,316)
Average common shares outstanding – basic	2,668,205	2,668,205
Incremental shares from assumed conversions: Stock options and warrants	-	-
Average common shares outstanding – diluted	2,668,205	2,668,205

Diluted earnings (loss) per share	$(1.37)	$(1.15)

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

As of December 31, 2010, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Company’s or the Bank’s categories.

NOTE 15 - REGULATORY MATTERS - continued

The following table summarizes the capital amounts and ratios of the Company and the Bank and the regulatory minimum requirements at December 31, 2010 and 2009.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2010
The Company
Total capital (to risk-weighted assets)	$21,688	14.83%	$11,698	8.00%	$	N/A	N/A
Tier 1 capital (to risk-weighted assets)	19,823	13.56%	5,849	4.00%		N/A	N/A
Tier 1 capital (to average assets)	19,823	11.26%	7,041	4.00%		N/A	N/A
The Bank
Total capital (to risk-weighted assets)	$21,674	14.82%	$11,706	8.00%		$14,623	10.00%
Tier 1 capital (to risk-weighted assets)	19,804	13.54%	5,849	4.00%		8,774	6.00%
Tier 1 capital (to average assets)	19,804	11.20%	7,105	4.00%		8,882	5.00%
December 31, 2009
The Company
Total capital (to risk-weighted assets)	$25,438	18.26%	$11,143	8.00%	$	N/A	N/A
Tier 1 capital (to risk-weighted assets)	23,688	17.01%	5,571	4.00%		N/A	N/A
Tier 1 capital (to average assets)	23,688	13.82%	6,854	4.00%		N/A	N/A
The Bank
Total capital (to risk-weighted assets)	$25,438	18.26%	$11,143	8.00%		$13,928	10.00%
Tier 1 capital (to risk-weighted assets)	23,688	17.01%	5,571	4.00%		8,357	6.00%
Tier 1 capital (to average assets)	23,688	13.82%	6,854	4.00%		8,568	5.00%

NOTE 16 - UNUSED LINES OF CREDIT

At December 31, 2010, the Company had lines of credit to purchase federal funds up to $16,000,000 from unrelated financial institutions.  At December 31, 2010, the Company had no outstanding borrowings on these lines.  Under the terms of the arrangements, the Company may borrow at mutually agreed-upon rates for periods varying from one to thirty days. The Company also has a line of credit to borrow funds from the Federal Home Loan Bank up to 15% of the Bank's total assets, which totaled $27,673,000 as of December 31, 2010.  As of December 31, 2010, the Bank had $13,500,000 in advances on this line.

NOTE 17 - PREFERRED STOCK

On January 23, 2009, the Company entered into a Letter Agreement with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company issued and sold to the Treasury (1) 3,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock”) and (2) a warrant to purchase 80,153 shares of the Company’s common stock, $1.00 par value per share, for an aggregate purchase price of $3,500,000 in cash. The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Company may redeem the Preferred Stock subject to consultation with the appropriate federal banking agency. The Preferred Stock is generally nonvoting. The warrant has a 10-year term and is immediately exercisable upon its issuance, with an initial per share exercise price of $6.55. The warrant has anti-dilution protections, registration rights, and certain other protections for the holder. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

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

The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2010 and 2009:

	2010	2009
Commitments to extend credit	$10,483,000	$10,358,000
Financial standby letters of credit	100,000	180,000
	$10,583,000	$10,538,000

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

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Assets measured at fair value on a recurring basis are as follows as of December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available-for-sale investments:
Mortgage-backed securities	$-	$17,756,616	$-

Total	$-	$17,756,616	$-

Assets measured at fair value on a recurring basis are as follows as of December 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available-for-sale investments
Mortgage-backed securities	$-	$3,991,823	$-
Agencies		1,039,591

Total	$-	$5,031,414	$-

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at December 31, 2010 or 2009.

Assets measured at fair value on a non-recurring basis are as follows as of December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$-	$14,338,761	$-
Other real estate owned		6,402,263

Total	$-	$20,741,024	$-

Assets measured at fair value on a non-recurring basis are as follows as of December 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$-	$6,066,187	$-
Other real estate owned		2,050,272

Total	$-	$8,116,459	$-

The Company had no liabilities carried at fair value or measured at fair value on a non-recurring basis at December 31, 2010 or 2009.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs.

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

The following table summarizes fair value estimates as of December 31, 2010 and 2009 for financial instruments, as defined by ASC Topic 825, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and financial instruments recorded at fair value on a recurring basis at December 31, 2010.

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

The following disclosures represent financial instruments in which the ending balance at December 31, 2010 and 2009 are not carried at fair value in its entirety on the Company’s Consolidated Balance Sheet.

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

FHLB Advances - The Company uses quoted market prices for its long-term debt when available. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar maturities.

The approximate carrying and fair values of certain financial instruments at December 31, 2010 and 2009 were as follows: (dollars in thousands)

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Loans receivable, net	$143,064	$143,375	$137,566	$137,205

Financial Liabilities:
Total deposits	$148,984	$145,952	$143,670	$139,206
FHLB advances	$13,500	$14,007	$8,000	$8,004

NOTE 21 – AB&T FINANCIAL CORPORATION (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for AB&T Financial Corporation (Parent Company only):

AB&T FINANCIAL CORPORATION AND SUBSIDIARY
Condensed Balance Sheet

	December 31,
	2010	2009
Assets:
Cash	$410,297	$-
Investment in banking subsidiary	21,335,991	24,893,706
Total Assets	$21,764,288	$24,893,706
Liabilities and stockholders’ equity:
Liabilities	391,386	-
Stockholders’ equity	$21,372,902	$24,893,706
Total liabilities and stockholders’ equity	$21,764,288	$24,893,706

AB&T FINANCIAL CORPORATION AND SUBSIDIARY
Condensed Statement of Operations
For the years ended December 31, 2010 and 2009

	2010	2009
Income	$-	$-
Expenses	245,525	269,175
Loss before income equity in undistributed losses of banking subsidiary	(245,525)	(269,175)
Equity in undistributed losses of banking subsidiary	(3,203,595)	(2,617,343)
Net loss	$(3,449,120)	$(2,886,518)

AB&T FINANCIAL CORPORATION AND SUBSIDIARY
Condensed Statement of Cash Flows
For the years ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(3,449,120)	$(2,886,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation expense	227,436	269,175
Increase in due to banking subsidiary	391,386	-
Equity in undistributed losses of banking subsidiary	3,203,595	2,617,343
Net cash provided by operating activities	373,297	-
Cash flows from investing activities:
Dividends received from banking subsidiary	212,000	141,944
Investment in banking subsidiary	-	(3,500,000)
Net cash provided (used) by investing activities	212,000	(3,358,056)
Cash flows from financing activities:
Dividends, paid	(175,000)	(141,944)
Proceeds from issuance of preferred stock, net	-	3,363,150
Proceeds from issuance of stock warrants	-	136,850
Net cash (used) provided by financing activities	(175,000)	3,358,056
Increase (decrease) in cash	410,297	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$410,297	$-

NOTE 22 – SUBSEQUENT EVENT

On March 25, 2011, the Company completed a loan “swap” transaction accounted for as a transfer of financial assets, which included the purchase of a pool of residential mortgage home equity loans with an estimated fair value of approximately $26.1 million. The residential mortgage home equity loan portfolio (portfolio) was purchased from a private equity firm in exchange for a combination of approximately $4.1 million in carrying value of certain non-performing loans and cash of approximately $20.4 million. The non-performing loans were transferred without recourse and were carried at fair value prior to the exchange, in accordance with accounting standards. Company will amortize approximately $900 in loan purchase adjustment as a yield adjustment over the expected life of the loans.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption from that requirement for smaller reporting companies.

ITEM 9B.   OTHER INFORMATION

 None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the discussion under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Meetings and Committees of the Board of Directors” of the Registrant’s proxy statement for the 2011 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

The Registrant has a code of ethics that is applicable, among others, to its principal executive officer and principal financial officer.  The Registrant’s code of ethics will be provided to any person upon written request made to Daniel C. Ayscue, president and chief executive officer, AB&T Financial Corporation, 292 W. Main Avenue, Gastonia, NC 28052.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated by reference from the discussion under the headings “Executive Compensation” and “Director Compensation” of the Registrant’s proxy statement for the 2011 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the discussion under the heading “Beneficial Ownership of Voting Securities” of the Registrant’s proxy statement for the 2011 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Stock Option Plans

Set forth below is certain information regarding the Registrant’s various stock option plans.

Equity Compensation Plan Information
Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	364,789	$7.67	170,721

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	364,789	$7.67	170,721

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the discussion under the headings “Director Independence,” “Director Relationships,” and “Indebtedness of and Transactions with Management” of the Registrant’s proxy statement for the 2011 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the discussion under the headings “Proposal 3: Ratification of Independent Public Accountants” and “Report of the Audit Committee” of the Registrant’s proxy statement for the 2011 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are filed as part of this report

                Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended
December 31, 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity and
Comprehensive Loss for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2010 and 2009

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES - continued

10.6
Letter Agreement including the Securities Purchase Agreement- Standard Terms, between AB&T Financial Corporation and the United States Department of the Treasury, dated January 23, 2009 (incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)

10.7	Form of Executive Compensation Modification Agreement (incorporated by reference from Exhibit 10.2 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)*

21.1	Subsidiaries (filed herewith)

23.1	Consent of Elliott Davis, PLLC (filed herewith)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith)
32.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith)
99.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 18 U.S.C. 1350 as adopted pursuant to Secton 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2	Certification of Principal Financial Officer pursuant to section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended (filed herewith)
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

Date:  March 31, 2011

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s /Kenneth Appling Kenneth Appling, Director	March 31, 2011
/s/Roger Mobley Roger Mobley, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2011
/s /Joseph H. Morgan Joseph H. Morgan, Director	March 31, 2011
/s /Wayne F. Shovelin Wayne F. Shovelin., Director	March 31, 2011
/s/ David W. White David W. White, Director	March 31, 2011

EXHIBIT INDEX

No.                           Description

3.1	Articles of Incorporation of Registrant*

3.2	Bylaws of Registrant*

3.3	Articles of Amendment*

4.1	Specimen of Registrant’s common stock certificate*

4.2	Specimen of Registrant’s series A preferred stock certificate*

4.3	Warrant to Purchase Common Stock*

10.1	2005 Incentive Stock Option Plan*

10.2	2005 Nonstatutory Stock Option Plan*

10.3	Employment Agreement of Daniel C. Ayscue*

10.6	Letter Agreement with the United States Department of the Treasury*

10.7	Form of Executive Compensation Modification Agreement*

21.1	Subsidiaries

23.1	Consent of Elliott Davis, PLLC

31.1               Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)

31.2               Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Principal Executive Officer pursuant to section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended

99.2	Certification of Principal Financial Officer pursuant to section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended

_________________________

* Incorporated by reference