Form 10-Q
period 2011-03-31
AB&T Financial CORP
filed 2011-05-16
CIK 1435161

AB&T FINANCIAL CORPORATION

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X      NO____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES___       NO____

AB&T FINANCIAL CORPORATION

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer___                                                                Accelerated filer____
Non-accelerated filer___ (Do not check if a smaller reporting company)            Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ___   NO    X

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

2,668,205 shares of common stock, $1.00 par value, as of May 16, 2011

INDEX

PART I – FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets – March 31, 2011 and December 31, 2010	4

Consolidated Statements of Operations – Three months ended March 31, 2011 and 2010	5

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) -
Three months ended March 31, 2011 and 2010	6

Consolidated Statements of Cash Flows – Three months ended March 31, 2011 and 2010	7

Notes to Consolidated Financial Statements	8-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-24

Item 4. Controls and Procedures	24

PART II – OTHER INFORMATION

Item 6. Exhibits	25

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
AB&T FINANCIAL CORPORATION
Consolidated Balance Sheets
	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from banks	$1,893,175	$3,924,571
Federal funds sold	13,343,102	4,150,670
Time deposits with other banks	792,404	789,721
Total cash and cash equivalents	16,028,681	8,864,962
Securities available for sale at fair value	17,508,303	17,756,616
Nonmarketable equity securities	1,267,280	1,267,280
Total investments	18,775,583	19,023,896
Loans receivable	172,339,726	148,289,512
Less allowance for loan losses	(4,327,159)	(5,225,914)
Loans, net	168,012,567	143,063,598
Premises, furniture and equipment, net	3,826,561	3,861,622
Accrued interest receivable	810,554	676,898
Deferred tax asset	2,020,521	2,059,926
Other real estate owned	6,055,891	6,402,263
Other assets	521,282	535,664
Total assets	$216,051,640	$184,448,829
Liabilities
Deposits
Noninterest-bearing transaction accounts	$11,448,576	$7,225,888
Interest-bearing transaction accounts	8,234,833	6,773,623
Savings and money market	47,364,362	41,551,912
Time deposits $100,000 and over	6,676,882	7,742,179
Other time deposits	112,619,256	85,690,137
Total deposits	186,343,909	148,983,739
Borrowed funds	219,546	360,143
FHLB advances	8,000,000	13,500,000
Accrued interest payable	75,708	66,787
Other liabilities	55,590	223,258
Total liabilities	$194,694,753	$163,133,927

Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, issued and outstanding – 3,500	3,416,298	3,410,220
Common stock, $1.00 par value; 11,000,000 shares authorized, 2,678,205 issued	2,678,205	2,678,205
Treasury stock, at cost - 10,000 shares	(55,600)	(55,600)
Warrants	136,850	136,850
Capital surplus	21,790,082	21,787,729
Retained deficit	(6,530,134)	(6,540,739)
Accumulated other comprehensive loss	(78,814)	(61,763)
Total shareholders’ equity	21,356,887	21,354,902
Total liabilities and shareholders’ equity	$216,051,640	$184,488,829
See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION
Consolidated Statements of Operations
(Unaudited)
	For the three months ended March 31
	2011	2010
Interest income:
Loans, including fees	$1,806,883	$1,689,925
Investment securities, taxable	84,865	63,302
FHLB, interest and dividends	2,480	931
Federal funds sold	6,452	10,941
Time deposits with other banks	3,098	3,683
Total	1,903,778	1,768,782

Interest expense:
Time deposits $100,000 and over	115,581	41,971
Other deposits	305,471	446,634
Other interest expense	61,960	76,407
Total	483,012	565,012

Net interest income	1,420,766	1,203,770
(Recovery) provision for loan losses	(877,138)	36,528

Net interest income after provision (recovery)
for loan losses	2,297,904	1,167,242

Other operating income:
Service charges on deposit accounts	81,595	89,425
Rental income	6,273	750
Other service charges, commissions and fees	14,796	10,449
Total	102,664	100,624

Other operating expenses:
Salaries and employee benefits	661,664	557,418
Occupancy expense	52,983	46,539
Furniture and equipment expense	13,452	42,718
Discount on purchased loans	1,002,136	-
Loss on sale of other real estate	-	448
Gain on sale of other real estate	3,158	-
Other operating expenses	645,965	486,522
Total	2,379,358	1,133,645

Income before income taxes	27,526	134,221
Income tax expense	10,844	51,982

Net income	$16,682	$82,239

Accretion of preferred stock to redemption value	6,078	6,078
Preferred stock dividends	43,750	43,750
Net (loss) income available to
common shareholders	$(33,146)	$32,411
(Loss) income per common share
Basic (loss) income per common share	$(0.01)	$0.01
Diluted (loss) income per common share	$(0.01)	$0.01

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
For the three months ended March 31, 2011 and 2010
(dollars in thousands except for share data)
(Unaudited)
	Common Stock		Preferred Stock					Accumu- lated Other Compre- hensive	Retained
	Shares	Amount	Shares	Amount	Treasury Stock	Warrants	Capital Surplus	Income (Loss)	Earnings (Deficit)	Total
Balance, December 31, 2009	2,678,205	$2,678	3,500	$3,386	$(56)	$137	$21,734	$80	$(3,067)	$24,893
Net income									82	82

Other comprehensive loss, net of tax								(1)		(1)

Comprehensive income										81

Accretion of preferred stock to redemption value				6					(6)	-

Dividends, preferred							(44)			(44)

Stock-based employee compensation expense							67			67
Balance
March 31, 2010	2,678,205	$2,678	3,500	$3,392	$(56)	$137	$21,757	$79	$(2,991)	$24,996

Balance, December 31, 2010	2,678,205	$2,678	3,500	$3,410	$(56)	$137	$21,787	$(62)	$(6,540)	$21,355

Net income									16	16

Other comprehensive loss, net of tax								(17)		(17)

Comprehensive (loss)										(1)

Accretion of preferred stock to redemption value				6					(6)	-

Dividends, preferred							(43)			(43)

Stock-based employee compensation expense							46			46
Balance
March 31, 2011	2,678,205	$2,678	3,500	$3,416	$(56)	$137	$21,790	$(79)	$(6,530)	$21,356

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(Unaudited)
	For the three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$16,682	$82,239
Adjustments to reconcile net income to net cash provided by operating activities
(Recovery) provision for loan losses	(877,138)	36,528
(Gain) loss on sale of other real estate	(3,158)	448
Depreciation and amortization expense	44,175	41,923
Discount accretion and premium amortization	57,048	1,471
Deferred income tax benefit	-	(1,079)
(Increase) decrease in interest receivable	(133,656)	13,270
Increase in interest payable	8,921	15,210
Decrease in other assets	64,665	78,292
(Decrease) increase in other liabilities	(167,668)	64,681
Discount on purchased loans	1,002,136	-
Stock based compensation expense	46,104	66,496
Net cash provided by operating activities	58,111	399,479

Cash flows from investing activities:
Purchase of securities available for sale	(1,103,487)	(7,536,998)
Redemption of certificates of deposit from other banks	-	259,009
Calls and maturities of securities available for sale	751,880	42,933
Net decrease (increase) in loans receivable	(29,132,425)	1,269,635
Proceeds from sale of loans	4,058,458	-
Proceeds from sale of available for sale securities	514,943	-
Proceeds from sale of other real estate	725,353	55,306
Capitalized other real estate expenses	(375,823)	-
Purchases of premises, furniture, and equipment	(9,114)	(27,161)
Net cash used in investing activities	(24,574,593)	(5,936,276)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest- bearing transaction accounts and savings accounts	11,496,348	5,241,203
Net increase (decrease) in certificates of deposit and other time deposits	25,863,822	(8,740,996)
Net decrease in borrowed funds and FHLB advances	(5,640,597)	-
Dividends paid	(43,750)	(43,750)
Net cash provided (used) by financing activities	31,675,823	(3,543,543)

Net increase (decrease) in cash and cash equivalents	$7,163,719	$(9,081,340)
Cash and cash equivalents, beginning of period	$8,864,962	$22,728,132
Cash and cash equivalents, end of period	$16,028,681	$13,387,783

Supplemental disclosure of cash flow information:
Transfer of loans to real estate acquired in settlement of loans	$-	$1,140,667
Interest paid	$474,091	$549,802
Taxes paid	$-	$-
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

Note 2 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated to omit disclosures, which would substantially duplicate those contained in the Company’s 2010 Annual Report on Form 10-K.  The financial statements as of March 31, 2011 and for the interim periods ended March 31, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.

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

Note 3 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in their interim and annual financial statements.  See Note. 8.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.

The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Recently Issued Accounting Pronouncements – continued

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 – Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity.  The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Unrealized losses on securities available for sale	$(27,929)	$(2,772)
Reclassification of (gains) losses recognized in net income	-	-
Income tax benefit	10,878	1,078

Other comprehensive loss	$(17,051)	$(1,694)

Note 5 – Income (loss) per common share

Basic income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. No dilutive common share equivalents were included in the calculation because their effect would be anti-dilutive for the three month periods ended March 31, 2011 and 2010.

                                                                             Three months ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Loss available to common shareholders	$(33,146)	2,668,205	$(0.01)
Effect of dilutive securities
Stock options	-	-
Dilutive loss per share
Loss available to common shareholders plus assumed conversions	$(33,146)	2,668,205	$(0.01)

                                                                                                                                                                            Three months ended March 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic income per share
Income available to common shareholders	$32,411	2,668,205	$0.01
Effect of dilutive securities
Stock options	-	-
Dilutive income per share
Income available to common shareholders plus assumed conversions	$32,411	2,668,205	$0.01

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

Assets measured at fair value on a recurring basis are as follows as of March 31, 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investments:
Mortgage-backed securities	$-	$17,508,303	$-

Total	$-	$17,508,303	$-

Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Fair Value Measurements - continued

Assets measured at fair value on a recurring basis are as follows as of December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investments:
Mortgage-backed securities	$-	$17,756,616	$-

Total	$-	$17,756,616	$-

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at March 31, 2010 or December 31, 2010.

Assets measured at fair value on a non-recurring basis are as follows as of March 31, 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$-	$10,962,826	$-
Other real estate owned	-	6,055,891	-

Total	$-	$17,018,717	$-

Assets measured at fair value on a non-recurring basis are as follows as of December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$-	$14,338,761	$-
Other real estate owned	-	6,402,263	-

Total	$-	$20,741,024	$-

The Company had no liabilities carried at fair value or measured at fair value on a non-recurring basis at March 31, 2011 or December 31, 2010.

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

Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Fair Value Measurements - continued

The following table summarizes fair value estimates as of March 31, 2011 and December 31, 2010 for financial instruments, as defined by ASC Topic 825, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and financial instruments recorded at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

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

The following disclosures represent financial instruments in which the ending balance at March 31, 2011, and December 31, 2010 are not carried at fair value in its entirety on the Company’s Consolidated Balance Sheet.

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

The carrying and fair values of certain financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Dollars in thousands	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Loans receivable, net	$168,013	$152,403	$143,064	$143,375

Financial Liabilities:
Total deposits	$186,344	$184,768	$148,984	$145,952
FHLB advances	$8,000	$7,711	$13,500	$14,007

Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Investment Securities

The amortized cost and estimated fair values of securities available for sale were:
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
March 31, 2011
Mortgage-backed securities	$17,637,400	$48,275	$177,372	$17,508,303
Total	$17,637,400	$48,275	$177,372	$17,508,303

December 31, 2010
Mortgage-backed securities	$17,857,784	$40,753	$141,921	$17,756,616
Total	$17,857,784	$40,753	$141,921	$17,756,616

The following is a summary of maturities of securities available for sale as of March 31, 2011.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$533,629	$535,249
Due after one year but within five years	9,358,283	9,303,386
Due after five years but within ten years	3,926,278	3,869,610
Due after ten years	3,819,210	3,800,058
	$17,637,400	$17,508,303

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
March 31, 2011
Mortgage-backed securities	$9,872,669	$172,024	$536,123	$5,348	$10,408,792	$177,372

Total	$9,872,669	$172,024	$536,123	$5,348	$10,408,792	$177,372

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2010
Mortgage-backed securities	$12,247,383	$141,921	$-	$-	$12,247,383	$141,921

Total	$12,247,383	$141,921	$-	$-	$12,334,441	$141,921

Proceeds from available for sale securities totaled $514,943. There were no sales of investments for the three month period ended March 31, 2010.

Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Investment Securities - continued

Securities classified as available-for-sale are recorded at fair market value.  Securities in a continuous loss position for twelve months or more at March 31, 2011, consisted of one security.  Of the securities in an unrealized loss position as of March 31, 2011, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Note 8 – Loans Receivable

Major classifications of loans receivable at March 31, 2011 and December 31, 2010 are summarized as follows:

	2011	2010
Real estate – construction	$19,981,887	$23,068,291
Real estate – commercial	63,109,304	61,412,742
Real estate – residential	42,318,905	43,561,911
Commercial and industrial	20,152,125	19,350,893
Consumer and other	26,777,505	895,675
Total gross loans	$172,339,726	$148,289,512

As of March 31, 2011 and December 31, 2010, loans individually evaluated and considered impaired were as follows:

	2011	2010
Total loans considered impaired at period end	$10,962,826	$14,338,761
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	8,804,703	11,489,267
Related allowance established	1,846,822	2,783,404
Loans considered impaired for which no related allowance for loan loss was established	2,158,123	2,849,495
Average annual investment in impaired loans	12,650,795	14,370,750
Interest income recognized on impaired loans During the period of impairment Cash basis	$219,029	$219,029

The following table represents the balance in the allowance for loan losses and recorded investment in loans by portfolio segment on impairment method as of March 31, 2011:

	Real Estate
	Construction	Commercial	Residential	Commercial & Industrial	Consumer
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$4,702	$637,723	$769,113	$435,284	$-
Loans:
Loans individually evaluated for impairment	$1,730,637	$3,540,487	$4,122,767	$1,376,589	$-
Loans collectively evaluated for impairment	$18,251,250	$59,568,817	$37,427,025	$18,775,536	$26,777,505

Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Loans Receivable – continued

As of March 31, 2011 and December 31, 2010, loans in nonaccrual status were approximately $10,836,000 and $10,257,000, respectively.  Loans ninety days or more past due and still accruing interest as of March 31, 2011 and December 31, 2010 were approximately $2,626,000 and $1,869,000 respectively.

The following table represents the balance in the allowance for loan losses and recorded investment in loans by portfolio segment on impairment method as of December 31, 2010:

	Real Estate
	Construction	Commercial	Residential	Commercial & Industrial	Consumer
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$823,975	$637,723	$878,725	$442,981	$-
Loans:
Loans individually evaluated for impairment	$5,048,519	$3,540,487	$4,331,447	$1,418,308	$-
Loans collectively evaluated for impairment	$18,019,772	$57,872,255	$39,230,464	$17,932,585	$895,675

The following table presents loans individually evaluated for impairment as of March 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$49,555	$49,555	$-	$49,555	$-
Real estate:
Construction	1,804,173	1,804,173	-	2,149,485	-
Mortgage – residential	-	-	-	-
Mortgage – commercial	304,395	304,395	-	304,395
With an allowance recorded:
Commercial, and industrial	1,327,034	1,327,034	435,284	1,347,894	12,446
Real estate:
Construction	22,637	22,637	4,702	1,288,180	16,327
Mortgage – residential	4,218,940	4,218,940	769,113	4,275,194	147,806
Mortgage – commercial	4,740,813	3,236,092	637,723	3,236,092	42,450
Total	$12,467,547	$10,962,826	$1,846,822	$12,650,795	$219,029

Transactions in the allowance for loan losses for the three months ended March 31, 2011 are summarized as follows:

	Real Estate
	Construction	Commercial	Residential	Commercial and Industrial	Consumer	Unallocated	Total

Balance, beginning of year	$1,133,180	$1,532,386	$1,690,850	$636,627	$6,676	$226,195	$5,225,914
Provision (recovery) charged to operations	(480,910)	(7,894)	(373,696)	59,569	25,468	(99,675)	(877,138)
Recoveries	-	-	-	1,166	22,008	-	23,174
Charge-offs	-	-	(10,639)	-	(34,152)	-	(44,791)
Balance, end of year	$652,270	$1,524,492	$1,306,515	$697,362	$20,000	$126,520	$4,327,159

Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Loans Receivable – continued

The following table depicts the activity in the allowance for loan losses for the three months ended March 31, 2010:

March 31, 2010
Balance, January 1	$2,408,990
Provision for loan losses for the period	36,528
Net loans (charged-off) recovered during the period	75,494
Balance, March 31,	$2,521,012
Gross loans outstanding, March 31,	$137,640,105
Allowance for loan losses to loans outstanding	1.83%

The following table presents the investment in nonaccrual and accruing loans delinquent for 90 days or more as of March 31, 2011:

	Nonaccrual	Accruing loans delinquent for 90 days or more

Commercial and industrial	$1,414,108	$148,070
Real estate:
Construction	1,271,721	263,899
Mortgage – residential	3,929,434	22,787
Mortgage – commercial	4,217,049	2,191,617
Consumer	4,017	-
Total	$10,836,329	$2,626,373

The following table presents the investment in nonaccrual and accruing loans delinquent for 90 days or more as of December 31, 2010:

	Nonaccrual	Accruing loans delinquent for 90 days or more

Commercial and industrial	$1,207,596	$433,325
Real estate:
Construction	1,285,564	24,575
Mortgage – residential	4,223,726	1,056,621
Mortgage – commercial	3,540,488	349,867
Consumer	-	4,963
Total	$10,257,374	$1,869,351

Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Loans Receivable – continued

The following table presents the aging of the recorded investment in past due loans and leases as of March 31, 2011:

	30 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$427,555	$148,070	$1,414,108	$1,989,733	$17,992,154	$19,981,887
Real estate:
Construction	743,159	263,899	1,271,721	2,278,779	60,830,525	63,109,304
Mortgage - residential	912,882	22,787	3,929,434	4,865,103	37,435,802	42,318,905
Mortgage - commercial	928,477	2,191,617	4,217,049	7,337,143	12,814,982	20,152,125
Consumer	1,928	-	4,017	5,945	26,771,560	26,777,505
Total	$3,014,001	$2,626,373	$10,836,329	$16,546,246	$155,845,023	$172,339,726

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2010:
	30 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$148,926	$433,325	$1,207,596	$1,789,847	$14,561,046	$19,350,893
Real estate:
Construction	2,469,828	24,575	1,285,564	3,779,967	19,288,324	23,068,291
Mortgage - residential	837,087	1,056,621	4,223,726	6,117,434	37,444,477	43,561,911
Mortgage - commercial	642,994	349,867	3,540,488	4,533,349	56,879,393	61,412,742
Consumer	22,326	4,963	-	27,289	868,386	895,675
Total	$4,121,161	$1,869,351	$10,257,374	$16,247,886	$132,041,626	$148,289,512

Restructured loans included in nonperforming assets at March 31, 2011 consisted of 5 commercial real estate loans with a combined principal balance of $2,074,014, Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to a weakening of the borrowers’ financial condition. The principal balances on these restructured loans were matured and/or in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $6,018,948 of restructured loans still accruing interest at March 31, 2011. This total consisted of $4,468,945 in 14 construction and/or commercial real estate loans less than 30 days delinquent and $1,550,003 in 1 commercial real estate loan that was more than 90 days delinquent.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $0.5 million or $1.0 million, depending on loan type, and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis with the most recent analysis performed at March 31, 2011. The Company uses the following definitions for risk ratings:

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

Notes to Consolidated Financial Statements
(Unaudited)
Note 8 - Loans Receivable - continued

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. As of March 31, 2011 and December 31, 2010, the risk category of loans and leases is as follows:

March 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$17,823,143	$322,459	$846,655	$1,159,868	$-	$20,152,125
Real estate:
Construction	12,901,692	2,211,949	4,868,246	-		19,981,887
Mortgage - residential	31,591,876	4,294,280	5,145,552	1,287,197		42,318,905
Mortgage - commercial	47,140,466	5,738,187	8,432,916	1,797,735		63,109,304
Consumer	26,586,141	29,384	161,980	-	-	26,777,505
Total	$136,043,318	$12,596,259	$19,455,349	$4,244,800	$-	$172,339,726

December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$17,317,162	$624,237	$524,303	$885,191	$-	$19,350,893
Real estate:
Construction	16,578,691	2,395,478	3,618,125	475,997	-	23,068,291
Mortgage - residential	33,862,736	2,269,002	6,269,672	1,160,501	-	43,561,911
Mortgage - commercial	49,470,261	3,367,398	8,575,083	-	-	61,412,742
Consumer	871,691	15,138	8,846	-	-	895,675
Total	$118,100,541	$8,671,253	$18,996,029	$2,521,689	$-	$148,289,512

At March 31, 2011, we do not have loans defined as subprime.

Note 9 – Loan Portfolio Acquisition

On March 25, 2011, the Company completed a loan “swap” transaction accounted for as a transfer of financial assets, which included the purchase of a pool of residential mortgage home equity loans with an estimated fair value of $26,093,437. The residential mortgage home equity loan portfolio (portfolio) was purchased from a private equity firm in exchange for a combination of $4,058,458 in carrying value of certain non-performing loans and cash of $20,328,049. The non-performing loans were transferred without recourse and were carried at fair value prior to the exchange, in accordance with accounting standards.  Company will amortize approximately $850,000 in loan purchase adjustment as a yield adjustment over the expected life of the loans.  As a result of the transaction, the Company recorded a discount on the purchased loans of $1,002,136 and was able to recover $1,046,479 in recorded loan loss reserves.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2011 compared to December 31, 2010, and the results of operations for the three month periods ended March 31, 2011 and 2010.  This discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in the Company’s 2010 Annual Report on Form 10-K. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company’s management.  The words “expect,” “estimate,” “anticipate,” "plan," and “believe,” as well as similar expressions, are intended to identify forward-looking statements.  The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Results of Operations

Net Interest Income

For the three months ended March 31, 2011, net interest income was $1,420,766 as compared to $1,203,770 for the same period in 2010.  The average rate paid on interest-bearing liabilities for the three months ended March 31, 2011 and 2010 was 1.19% and 1.56%, respectively.  The average rate realized on interest-earning assets was 4.23% and 4.43% for the three months ended March 31, 2011 and 2010, respectively.

The net interest margin was 3.17% and 2.87% for the three month periods ended March 31, 2011 and 2010, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management’s judgment is necessary to maintain the allowance for loan losses at an adequate level in relation to the risk of future losses inherent in the loan portfolio.  For the three month periods ended March 31, 2011 and 2010 the provision(recovery) was $(877,138) and $36,528 respectively. The negative provision in the first quarter of 2011 is due to recapturing amounts that were specifically reserved relating to loans sold.  On March 31, 2011, there were $10,905,872 in loans in nonaccrual status.  On March 31, 2010, there were $7,424,481 in loans in nonaccrual status.  Based on present information, management believes the allowance for loan losses is adequate at March 31, 2011 to meet presently known and inherent risks in the loan portfolio.  The allowance for loan losses is 2.51% and 1.83% of total loans at March 31, 2011 and 2010, respectively.  The increase in the allowance from prior year (as a percentage of total loans) is a result of the increase in nonaccrual and classified loans over prior year.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  The Company maintains an allowance for loan losses based on, among other things, historical experience, including management’s experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease in the Company’s net income and, possibly, a reduction of its capital.

Noninterest Income

Total noninterest income for the three months ended March 31, 2011 was $102,664 or 2.03% more than total noninterest income for the same period last year.  The largest component of noninterest income for the three month period ended March 31, 2011 was service charges on deposit accounts which were $81,595 for the three month period ended March 31, 2011 or 8.76% lower than the same period last year.  Rental income for the three months ended March 31, 2011 was $6,273 or 736.40% more than the three month period ended March 31, 2011.  Other service charges, commissions and fees for the three months ended March 31, 2011 was $14,796 or 41.60% more than the same period last year.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2011 was $2,379,358 or 109.89% more than total noninterest expense for the same period last year. The main component of the increase over prior year is a $1,002,136 nonrecurring charge to operations related to the discount on the purchased loan portfolio relating to our asset swap (See Note 9 of the notes to consolidated financial statements included with Item I above).  The primary recurring component of noninterest expense is salaries and benefits, which were $661,664 and $557,418 for the three months ended March 31, 2011 and 2010, respectively. Salaries and benefits increased due to the increase in the number of active employees.  Other operating expenses were $645,965 and $486,522 for the three months ended March 31, 2011 and 2010, respectively. Other operating expenses increase primarily due to an increased in OREO expense of $150,408 of which approximately $90,000 related to back real estate taxes on a single property.

Income Taxes

For the three months ended March 31, 2011 and 2010, the effective income tax rate was 39.40% and 38.73%, respectively.  The income tax expense was $10,844, for the three months ended March 31, 2011 compared to an income tax expense of $51,982 for the three months ended March 31, 2010.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Income (loss)

The combination of the above factors resulted in net income of $16,682 for the three months ended March 31, 2011 compared to net income of $82,239 for the comparable period in 2010.

Assets and Liabilities

During the first three months of 2011, total assets increased $31,602,811 or 17.13% when compared to December 31, 2010.  The increase is primarily due to a increase in loans outstanding due to the loan portfolio acquisition.  In addition, we experienced an increase in federal funds sold of $9,192,432, or 221.47% during the three months ended March 31, 2011. This is primarily a result of excess liquidity which management expects to invest primarily in marketable securities over the next two quarters in order to maintain our strong liquidity position and interest margin.

Investment Securities

Investment securities totaled $18,775,583 as of March 31, 2011 as compared to $19,023,896 at December 31, 2010.  Of this amount, $17,508,303 was designated as available for sale as of March 31, 2011.  The other investments were nonmarketable equity securities consisting of $1,222,100 in Federal Home Loan Bank stock and a $45,180 investment in Community Bankers Bank stock as of March 31, 2011.

Loans

Loans increased $24,050,214, or 16.22%, during the period.  As shown below, the largest increase was in consumer and other loans which increased $25,881,830 or 2,889.65%, to $26,777,505at March 31, 2011, due to our loan portfolio acquisition in the first quarter of 2011. Real estate – construction loans decreased $3,086,404 or 13.38% to $19,981,887.  Real estate – commercial loans increased $1,696,562, or 2.76%, to $63,109,304.  Real estate – residential loans decreased $243,006, or 56% to $43,318,905.  Commercial and industrial loans increased $801,232 or 4.14% to $20,152,125 at March 31, 2011.  Balances within the major loans receivable categories as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Real estate – construction	$19,981,887	$23,068,291
Real estate – commercial	63,109,304	61,412,742
Real estate – residential	43,318,905	43,561,911
Commercial and industrial	20,152,125	19,350,893
Consumer and other	26,777,505	895,675
Total gross loans	$172,339,726	$148,289,512

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment of the Company’s credit position at a future date.  Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected.  At March 31, 2011 and December 31, 2010, the Company had criticized loans totaling $13,018,101 and $8,671,253, respectively.  At March 31, 2011 and December 31, 2010, the Company had classified loans totaling $25,261,077 and $21,517,718, respectively.  At March 31, 2011, the Company had $10,836,239 or 6.29% of total gross loans in nonaccrual status and $2,626,373 in loans that were 90 days or more past due and still accruing.  At March 31, 2011, the allowance was $4,327,159 or 2.51% as a percentage of total loans down from $5,225,915 or 3.52% at December 31, 2010.

The following table depicts the activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010:

Item 2 – Management’s Discussion And Analysis of Financial Condition and Results of Operations– continued

	March 31, 2011	March 31, 2010
Balance, January 1	$5,225,914	$2,408,990
Provision(recovery) for loan losses for the period	(877,138)	36,528
Net loans (charged-off) recovered during the period	(21,617)	75,494
Balance, March 31,	4,327,159	2,521,012
Gross loans outstanding, March 31,	$172,339,726	$137,640,105
Allowance for loan losses to loans outstanding	2.51%	1.83%

Deposits

Total deposits increased $37,360,170 or 25.08%, from December 31, 2010 to $186,343,909 at March 31, 2011.  Total time deposits increased $25,863,822, or 27.68% to $119,296,138 at March 31, 2011.  This increase was due to the decision of management to increase the concentration of brokered deposits to fund the HELOC purchase.  Total interest-bearing and non-interest bearing transaction accounts increased $5,683,898 or 40.60% since December 31, 2010. There was an increase in savings and money market accounts as well, which increased $5,812,450 or 13.99%, to $47,364,362 at March 31, 2011.  This increase in non time deposit accounts is a combination of the Bank instituting a revised market pricing strategy to attract new deposit accounts and implementing a retail initiative focusing on growing the core deposits of the Bank.  Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank (“FHLB”) but do not require collateralization like FHLB borrowings.

Balances within the major deposit categories as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Noninterest-bearing transaction accounts	$11,448,576	$7,225,888
Interest-bearing transaction accounts	8,234,833	6,773,623
Savings and money market	47,364,362	41,551,912
Time deposits $100,000 and over	112,619,256	85,690,137
Other time deposits	6,676,882	7,742,179
Total deposits	$186,343,909	$148,983,739

Advances from Federal Home Loan Bank

The Bank repaid $5,500,000 in funds borrowed from the Federal Home Loan Bank of Atlanta (FHLB) during the first three months of 2011.  Advances from the FHLB total $8,000,000 as of March 31, 2011 and $13,500,000 at December 31, 2010.  The Bank utilizes the advances to fund loans and for general liquidity purposes.  Advances from the Federal Home Loan Bank consisted of the following at March 31, 2011:

Description	Interest Rate	Amount
Convertible rate advances maturing:
September 20, 2012	3.86%	$8,000,000
		$8,000,000

Item 2 – Management’s Discussion And Analysis of Financial Condition and Results of Operations – continued

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

2012	$8,000,000

Liquidity

Liquidity needs are met by the Company through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.  The Company also has the capacity to pledge certain loans as collateral for additional borrowings from FHLB during times when the comparable interest rate is favorable to the interest rate on deposit products.  As of March 31, 2011, the Company’s primary sources of liquidity included cash and due from banks of $1,893,175, federal funds sold totaling $13,343,102, time deposits with other banks of $792,404 and securities available-for-sale totaling $17,508,303, credit availability with the Federal Home Loan Bank of $19,790,000 and unused lines of credit with correspondent banks to purchase federal funds totaling $16,000,000 at March 31, 2011.

Capital Resources

Total shareholders’ equity increased $1,985 to $21,356,887 for the three month period ended March 31, 2011.  This is primarily the result of the net income for the period of $16,682, and stock based compensation expense of $46,104 offset by $43,750 in dividends paid on preferred stock.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%.  Under the risk-based standard, capital is classified into two tiers.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets.  Tier 2 capital consists of the general reserve for loan losses subject to certain limitations.  An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum.  Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2011 as well as the ratios to be considered “well capitalized.”

The following table summarizes the Company’s risk-based capital at March 31, 2011:

Shareholders’ equity	$21,356,887
Plus – unrealized (gain) loss on available-for-sale securities	79,000
Less – disallowed deferred tax assets	(1,392,000)
Tier 1 capital	$20,043,887
Plus – allowance for loan losses(1)	2,215,000
Total capital	$22,258,887
Risk-weighted assets	$175,065,000
Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	11.45%
Total capital (to risk-weighted assets)	12.72%
Leverage ratio	10.37%

(1)	Limited to 1.25% of risk-weighted assets

Item 2 – Management’s Discussion And Analysis of Financial Condition and Results of Operations – continued

Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Company’s customers at predetermined interest rates for a specified period of time.  At March 31, 2011, the Company had issued commitments to extend credit of $13,908,663 through various types of commercial lending arrangements.  All of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2011:

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Greater Than One Year	Total
Unused commitments to extend credit	$1,451	$762,634	$5,915,370	$7,065,208	$13,744,663
Standby letters of credit	-	-	164,000	-	164,000
Totals	$1,451	$792,634	$6,079,370	$7,065,208	$13,908,663

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the financial statements at December 31, 2010 as contained in our 2010 Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our financial statements.  Refer to the portions of the discussion in this report on Form 10-Q and in our 2010 Annual Report on Form 10-K that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Item 4.  Controls and Procedures

(a)
Based on their evaluation of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of March 31, 2011, our chief executive officer and chief financial officer concluded that  such controls and procedures were effective.

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

Date: May 16, 2011

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