Form 10-Q
period 2011-08-15
AB&T Financial CORP
filed 2011-08-15
CIK 1435161

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X      NO___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES____  NO___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

2,668,205 shares of common stock, $1.00 par value, as of August 15, 2011

AB&T FINANCIAL CORPORATION

INDEX

PART I – FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets – June 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations – Six and three months ended June 30, 2011 and 2010	4

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) -
Six months ended June 30, 2011 and 2010	5

Consolidated Statements of Cash Flows – Six months ended June 30, 2011 and 2010	6

Notes to Consolidated Financial Statements	7-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-23

Item 4. Controls and Procedures	23

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities	24
Item 6. Exhibits	25

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
AB&T FINANCIAL CORPORATION
Consolidated Balance Sheets
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from banks	$2,872,242	$3,924,571
Federal funds sold	6,849,352	4,150,670
Time deposits with other banks	795,116	789,721
Total cash and cash equivalents	10,516,710	8,864,962
Securities available for sale at fair value	23,519,187	17,756,616
Nonmarketable equity securities	1,066,980	1,267,280
Total investments	24,586,167	19,023,896
Loans receivable	171,082,456	148,289,512
Less allowance for loan losses	(4,126,141)	(5,225,914)
Loans, net	166,956,315	143,063,598
Premises, furniture and equipment, net	3,799,865	3,861,622
Accrued interest receivable	729,588	676,898
Deferred tax asset	2,020,521	2,059,926
Other real estate owned	6,366,488	6,402,263
Other assets	354,126	535,664
Total assets	$215,329,780	$184,488,829
Liabilities
Deposits
Noninterest-bearing transaction accounts	$12,763,113	$7,225,888
Interest-bearing transaction accounts	7,874,661	6,773,623
Savings and money market	56,157,560	41,551,912
Time deposits $100,000 and over	6,759,265	7,742,179
Other time deposits	103,084,524	85,690,137
Total deposits	$186,639,123	$148,983,739
Borrowed funds	72,807	360,143
FHLB advances	8,000,000	13,500,000
Accrued interest payable	66,513	66,787
Other liabilities	112,366	223,258
Total liabilities	194,890,809	163,133,927

Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, issued and outstanding – 3,500 at June 30, 2011 and at December 31, 2010	3,422,376	3,410,220
Common stock, $1.00 par value; 11,000,000 shares authorized, 2,678,205 issued at June 30, 2011 and December 31, 2010	2,678,205	2,678,205
Treasury stock, at cost (10,000 shares at June 30, 2011 and December 31, 2010)	(55,600)	(55,600)
Warrants	136,850	136,850
Capital surplus	21,830,807	21,787,729
Retained deficit	(7,571,732)	(6,540,739)
Accumulated other comprehensive loss	(1,935)	(61,763)
Total shareholders’ equity	20,438,971	21,354,902
Total liabilities and shareholders’ equity	$215,329,780	$184,488,829

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010
Interest income:
Loans, including fees	$1,916,341	$1,648,963	$3,723,224	$3,338,888
Investment securities, taxable	98,101	126,513	182,966	189,815
FHLB, interest and dividends	2,441	877	4,921	1,808
Federal funds sold	5,757	4,534	12,209	15,475
Time deposits with other banks	2,716	4,468	5,815	8,151
Total	2,025,357	1,785,355	3,929,135	3,554,137

Interest expense:
Time deposits $100,000 and over	127,278	364,073	242,859	406,044
Other deposits	327,245	86,797	632,716	533,431
Other interest expense	57,721	81,333	119,681	157,740
Total	512,244	532,203	995,256	1,097,215

Net interest income	1,513,113	1,253,152	2,933,879	2,456,922
Provision for loan losses	1,114,998	400,000	237,860	436,528

Net interest income after provision
for loan losses	398,115	853,152	2,696,019	2,020,394

Other operating income:
Service charges on deposit accounts	94,019	98,263	175,614	187,688
Rental income	6,787	2,250	13,060	3,000
Gain on sale of investment securities	29,117	275,212	29,117	275,212
Other service charges, commissions and fees	24,635	12,508	39,431	22,957
Total	154,558	388,233	257,222	488,857

Other operating expenses:
Salaries and employee benefits	681,560	585,184	1,343,224	1,142,602
Occupancy expense	45,591	43,928	98,574	90,467
Furniture and equipment expense	48,091	48,058	61,543	90,776
Discount on purchased loans	-	-	1,002,136	-
Loss (gain) on sale of other real estate owned	-	8,568	(3,158)	9,016
Other operating expenses	806,002	481,111	1,451,967	967,633
Total	1,581,244	1,166,849	3,954,286	2,300,494

Income (loss) before income taxes	(1,028,571)	74,536	(1,001,045)	208,757
Income tax expense	6,948	24,528	17,792	76,510

Net income (loss)	$(1,035,519)	$50,008	$(1,018,837)	$132,247

Accretion of preferred stock to redemption value	6,078	6,078	12,156	12,156
Preferred stock dividends paid or accrued	43,750	43,750	87,500	87,500
Net (loss) income available to
common shareholders	$(1,085,347)	$180	$(1,118,493)	$32,591

(Loss) income per common share
Basic (loss) income per common share	$(0.41)	$0.00	$(0.42)	$0.01
Diluted (loss) income per common share	$(0.41)	$0.00	$(0.42)	$0.01

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
For the six months ended June 30, 2011 and 2010
(dollars in thousands except for share data)
(Unaudited)

	Common Stock		Preferred Stock					Accumu- lated Other Compre- hensive	Retained
	Shares	Amount	Shares	Amount	Treasury Stock	Warrants	Capital Surplus	Income (Loss)	Earnings (Deficit)	Total

Balance, December 31, 2009	2,678,205	$2,678	3,500	$3,386	$(56)	$137	$21,734	$80	$(3,067)	$24,893
Net income									132	132

Other comprehensive loss, net of tax								(65)		(65)

Comprehensive income										67

Accretion of preferred stock to redemption value				12					(12)	-

Dividends paid, preferred							(87)			(87)

Stock-based employee compensation expense							136			136

Balance
June 30, 2010	2,678,205	$2,678	3,500	$3,398	$(56)	$137	$21,784	$15	$(2,947)	$25,009

Balance, December 31, 2010	2,678,205	$2,678	3,500	$3,410	$(56)	$137	$21,787	$(62)	$(6,540)	$21,355

Net loss									(1,019)	(1,019)

Other comprehensive income, net of tax								60		60

Comprehensive loss										(959)

Accretion of preferred stock to redemption value				12					(12)	-

Dividends paid, preferred							(43)			(43)

Stock-based employee compensation expense							87			87

Balance
June 30, 2011	2,678,205	$2,678	3,500	$3,422	$(56)	$137	$21,831	$(2)	$(7,571)	$20,439

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(Unaudited)
	For the six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,018,837)	$132,247
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	237,860	436,528
(Gain) loss on sale of other real estate owned	(3,158)	9,016
Loss on write-down of other real estate owned	169,351	-
Gain on sale of investment securities	(29,117)	(275,212)
Depreciation and amortization expense	89,092	84,295
Discount accretion and premium amortization	109,057	(1,094)
Deferred income tax benefit	-	44,738
Increase in interest receivable	(52,690)	(69,617)
Increase (decrease) in interest payable	(274)	8,971
Decrease in other assets	182,773	241,500
Increase (decrease) in other liabilities	(110,892)	106,420
Discount on purchased loans	1,002,136	-
Stock based compensation expense	86,828	136,035
Net cash provided by operating activities	662,129	853,827

Cash flows from investing activities:
Purchase of securities available for sale	(11,510,146)	(11,489,338)
Redemption of certificates of deposit from other banks	-	247,848
Calls and maturities of securities available for sale	751,880	1,091,244
Net decrease (increase) in loans receivable	(29,671,119)	3,214,248
Proceeds from sale of loans	4,058,458	-
Proceeds from sale of available for sale securities	5,013,753	3,371,637
Proceeds from sale of equity securities	200,300	-
Proceeds from sale of other real estate owned	722,346	320,841
Capitalized other real estate owned expenses	(372,816)	-
Purchases of premises, furniture, and equipment	(27,335)	(40,653)
Net cash used in investing activities	(30,834,679)	(6,318,673)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	21,243,911	4,586,496
Net increase (decrease) in certificates of deposit and other time deposits	16,411,473	(9,083,365)
Net (increase) decrease in borrowed funds and FHLB advances	(5,787,336)	67,137
Dividends paid	(43,750)	(87,500)
Net cash provided (used) by financing activities	31,824,298	(4,517,232)

Net increase (decrease) in cash and cash equivalents	$1,651,748	$(9,982,078)

Cash and cash equivalents, beginning of period	$8,864,962	$22,728,132

Cash and cash equivalents, end of period	$10,516,710	$12,498,206

Supplemental disclosure of cash flow information:
Transfer of loans to other real estate owned in settlement of loans	$479,948	$1,755,517
Interest paid	$995,530	$1,088,244
Taxes paid	$-	$-

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

Note 2 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated to omit disclosures, which would substantially duplicate those contained in the Company’s 2010 Annual Report on Form 10-K.  The financial statements as of June 30, 2011 and for the interim periods ended June 30, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

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

Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity.  The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Unrealized gains (losses) on securities available for sale	$(25,042)	$197,348	$127,115	$194,577
Reclassification of gains recognized in net income	(29,117)	(275,212)	(29,117)	(275,212)
Income tax benefit (expense)	21,095	14,611	(38,170)	15,690

Other comprehensive income (loss)	$(33,064)	$(63,253)	59,828	$(64,945)

Note 5 – Income (loss) per common share

Basic income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. No dilutive common share equivalents were included in the calculation because their effect would be anti-dilutive for the three and six month periods ended June 30, 2011 and 2010.

                   Three months ended June 30, 2011

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Loss available to common shareholders	$(1,085,347)	2,668,205	$(0.41)
Effect of dilutive securities
Stock options	-	-
Dilutive loss per share
Loss available to common shareholders plus assumed conversions	$(1,085,347)	2,668,205	$(0.41)

                                                                                                          Three months ended June 30, 2010

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic income per share
Income available to common shareholders	$180	2,668,205	$0.00
Effect of dilutive securities
Stock options	-	-
Dilutive income per share
Income available to common shareholders plus assumed conversions	$180	2,668,205	$0.00

Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Income (loss) per common share - continued

                                                                                                          Six months ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Loss available to common shareholders	$(1,118,493)	2,668,205	$	(0.42)
Effect of dilutive securities
Stock options	-	-
Dilutive loss per share
Loss available to common shareholders plus assumed conversions	$(1,118,493)	2,668,205		$(0.42)

                                                                                                          Six months ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic income per share
Income available to common shareholders	$32,591	2,668,205	$0.01
Effect of dilutive securities
Stock options	-	-
Dilutive income per share
Income available to common shareholders plus assumed conversions	$32,591	2,668,205	$0.01

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

Notes to Consolidated Financial Statements
(Unaudited)
Note 6 – Fair Value Measurements - continued

Assets measured at fair value on a recurring basis are as follows as of June 30, 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investments:
Mortgage-backed securities	$-	$23,519,187	$-

Total	$-	$23,519,187	$-

Assets measured at fair value on a recurring basis are as follows as of December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investments:
Mortgage-backed securities	$-	$17,756,616	$-

Total	$-	$17,756,616	$-

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at June 30, 2011 or December 31, 2010.

Assets measured at fair value on a non-recurring basis are as follows as of June 30, 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$-	$23,010,371	$-
Other real estate owned	-	6,366,488	-

Total	$-	$29,376,859	$-

Assets measured at fair value on a non-recurring basis are as follows as of December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$-	$14,338,761	$-
Other real estate owned	-	6,402,263	-

Total	$-	$20,741,024	$-

Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Fair Value Measurements - continued

The Company had no liabilities carried at fair value or measured at fair value on a non-recurring basis at June 30, 2011 or December 31, 2010.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs.

Other real estate owned is adjusted to fair value upon transfer of the loans at foreclosure.  Subsequently, the assets are carried at the lower of carrying value or fair value less costs to sell.  Fair value is based upon independent market prices, fair values of the collateral or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or current appraised value, the Company records the asset as nonrecurring Level 2 inputs.
The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

The following table summarizes fair value estimates as of June 30, 2011 and December 31, 2010 for financial instruments, as defined by ASC Topic 825, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and financial instruments recorded at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

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

The following disclosures represent financial instruments in which the ending balance at June 30, 2011, and December 31, 2010 are not carried at fair value in its entirety on the Company’s Consolidated Balance Sheet.

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

The carrying and fair values of certain financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Dollars in thousands	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Loans receivable, net	$166,956	$150,596	$143,064	$143,375

Financial Liabilities:
Total deposits	$186,639	$183,790	$148,984	$145,952
FHLB advances	$8,000	$7,939	$13,500	$14,007

Note 7 – Investment Securities

The amortized cost and estimated fair values of securities available for sale were:
		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
June 30, 2011
Mortgage-backed securities	$23,522,356	$57,121	$60,290	$23,519,187
Total	$23,522,356	$57,121	$60,290	$23,519,187

December 31, 2010
Mortgage-backed securities	$17,857,784	$40,753	$141,921	$17,756,616
Total	$17,857,784	$40,753	$141,921	$17,756,616

The following is a summary of maturities of securities available for sale as of June 30, 2011.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$857,300	$859,789
Due after one year but within five years	4,156,281	4,171,909
Due after five years but within ten years	8,525,034	8,505,766
Due after ten years	9,983,741	9,981,723
	$23,522,356	$23,519,187

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
June 30, 2011
Mortgage-backed securities	$8,997,424	$59,994	$140,726	$296	$9,138,149	$60,290

Total	$8,997,424	$59,994	$140,726	$296	$9,138,149	$60,290

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2010
Mortgage-backed securities	$12,247,383	$141,921	$-	$-	$12,247,383	$141,921

Total	$12,247,383	$141,921	$-	$-	$12,247,383	$141,921

Proceeds from available for sale securities totaled $5,013,753 through the six months ended June 30, 2011, resulting in gross gains of $29,117.  Proceeds from available for sale securities totaled $3,371,637 during the six months ended June 30, 2010 resulting in gross gains or $275,212.

Securities classified as available-for-sale are recorded at fair market value.  Securities in a continuous loss position for twelve months or more at June 30, 2011, consisted of one security.  Of the securities in an unrealized loss position as of June 30, 2011, the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Loans Receivable

Major classifications of loans receivable at June 30, 2011 and December 31, 2010 are summarized as follows:

	2011	2010
Real estate – construction	$17,849,848	$23,068,291
Real estate –commercial	62,979,689	61,412,742
Real estate – residential	44,714,723	43,561,911
Commercial and industrial	19,200,488	19,350,893
Consumer and other	26,337,708	895,675
Total gross loans	$171,082,456	$148,289,512

As of June 30, 2011 and December 31, 2010, loans individually evaluated and considered impaired were as follows:

	2011	2010
Total loans considered impaired at period end	$23,010,371	$14,338,761
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	12,970,442	11,489,267
Related allowance established	2,751,937	2,783,404
Loans considered impaired for which no related allowance for loan loss was established	10,039,929	2,849,495
Average annual investment in impaired loans	25,238,771	14,370,750
Interest income recognized on impaired loans during the period of impairment cash basis	$383,782	$219,029

The following table represents the balance in the allowance for loan losses and recorded investment in loans by portfolio segment on impairment method as of June 30, 2011:

	Real Estate
	Construction	Commercial	Residential	Commercial & Industrial	Consumer	Total
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$357,937	$1,130,368	$1,163,504	$100,128	$-	$2,751,937
Loans:
Loans individually evaluated for impairment	$5,722,180	$10,067,876	$6,351,088	$846,209	$23,018	$23,010,371
Loans collectively evaluated for impairment	$12,127,668	$52,911,813	$38,363,635	$18,354,279	$26,314,690	$148,072,085

Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Loans Receivable – continued

As of June 30, 2011 and December 31, 2010, loans in nonaccrual status were approximately $12,882,000 and $10,257,000, respectively.  Loans ninety days or more past due and still accruing interest as of June 30, 2011 and December 31, 2010 were approximately $1,550,000 and $1,869,000 respectively.

The following table represents the balance in the allowance for loan losses and recorded investment in loans by portfolio segment on impairment method as of December 31, 2010:

	Real Estate
	Construction	Commercial	Residential	Commercial & Industrial	Consumer	Total
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$823,975	$637,723	$878,725	$442,981	$-	$2,783,404
Loans:
Loans individually evaluated for impairment	$5,048,519	$3,540,487	$4,331,447	$1,418,308	$-	$14,338,761
Loans collectively evaluated for impairment	$18,019,772	$57,872,255	$39,230,464	$17,932,585	$895,675	$133,950,751

The following table presents loans individually evaluated for impairment as of June 30, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$97,467	$97,467	$-	$97,670	$-
Real estate:
Construction	3,236,210	3,236,210	-	3,280,740	-
Consumer	23,018	23,018	-	26,095	-
Mortgage – residential	710,543	710,543	-	719,974	-
Mortgage – commercial	5,972,691	5,972,691	-	6,972,025	-
With an allowance recorded:
Commercial, and industrial	748,742	748,742	100,128	752,804	17,549
Real estate:
Construction	2,485,970	2,485,970	357,937	2,770,879	91,728
Consumer	-	-	-	-	955
Mortgage – residential	5,651,183	5,640,545	1,163,504	6,405,559	60,556
Mortgage – commercial	4,095,185	4,095,185	1,130,368	4,217,025	212,994
Total	$23,021,009	$23,010,371	$2,751,937	$25,216,676	$383,782

Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Loans Receivable – continued

Transactions in the allowance for loan losses for the six months ended June 30, 2011 are summarized as follows:

	Real Estate
	Construction	Commercial	Residential	Commercial and Industrial	Consumer	Unallocated	Total

Balance, beginning of year	$1,133,180	$1,532,386	$1,690,850	$636,627	$6,676	$226,195	$5,225,914
Provision (recovery) charged to operations	(634,496)	(130,616)	(122,465)	1,171,211	14,091	(59,865)	237,860
Recoveries	-	-	-	15,789	57,470	-	73,259
Charge-offs	-	(52,397)	(59,547)	(1,226,768)	(72,180)	-	(1,410,892)
Balance, end of year	$498,684	$1,349,373	$1,508,838	$596,859	$6,057	$166,330	$4,126,141

The following table depicts the activity in the allowance for loan losses for the six months ended June 30, 2011:

	June 30, 2011	June 30, 2010
Balance, January 1	$5,225,914	$2,408,990
Provision for loan losses for the period	237,860	436,528
Net loans (charged-off) recovered during the period	(1,337,633)	(305,255)
Balance, June 30,	$4,126,141	$2,540,263
Gross loans outstanding, June 30,	$171,082,456	$134,699,893
Allowance for loan losses to loans outstanding	2.41%	1.89%

The following table presents the investment in nonaccrual and accruing loans delinquent for 90 days or more as of June 30, 2011:

	Nonaccrual	Accruing loans delinquent for 90 days or more

Commercial and industrial	$394,307	$-
Real estate:
Construction	2,724,681	-
Mortgage – residential	5,190,987	-
Mortgage – commercial	4,561,714	1,550,003
Consumer	9,948	-
Total	$12,881,637	$1,550,003

Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Loans Receivable – continued

The following table presents the investment in nonaccrual and accruing loans delinquent for 90 days or more as of December 31, 2010:

	Nonaccrual	Accruing loans delinquent for 90 days or more

Commercial and industrial	$1,207,596	$433,325
Real estate:
Construction	1,285,564	24,575
Mortgage – residential	4,223,726	1,056,621
Mortgage – commercial	3,540,488	349,867
Consumer	-	4,963
Total	$10,257,374	$1,869,351

The following table presents the aging of the recorded investment in past due loans and leases as of June 30, 2011:

	30 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$3,312	$-	$394,307	$397,619	$18,802,869	$19,200,488
Real estate:
Construction	2,316,225	-	2,724,681	5,040,906	12,808,942	17,849,848
Mortgage - residential	388,195	-	5,190,987	5,579,182	39,135,541	44,714,723
Mortgage - commercial	1,736,928	1,550,003	4,561,714	7,848,645	55,131,044	62,979,689
Consumer	11,422	-	9,948	21,370	26,316,338	26,337,708
Total	$4,456,082	$1,550,003	$12,881,637	$18,887,722	$152,194,734	$171,082,456

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2010:

	30 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$148,926	$433,325	$1,207,596	$1,789,847	$14,561,046	$19,350,893
Real estate:
Construction	2,469,828	24,575	1,285,564	3,779,967	19,288,324	23,068,291
Mortgage - residential	837,087	1,056,621	4,223,726	6,117,434	37,444,477	43,561,911
Mortgage - commercial	642,994	349,867	3,540,488	4,533,349	56,879,393	61,412,742
Consumer	22,326	4,963	-	27,289	868,386	895,675
Total	$4,121,161	$1,869,351	$10,257,374	$16,247,886	$132,041,626	$148,289,512

Restructured loans included in nonperforming assets at June 30, 2011 consisted of 7 commercial real estate loans with a combined principal balance of $2,019,865. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to a weakening of the borrowers’ financial condition. The principal balances on these restructured loans were matured and/or in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $7,376,226 of restructured loans still accruing interest at June 30, 2011. This total consisted of $4,123,850 in 10 construction and/or commercial real estate loans less than 30 days delinquent and $1,702,373 in 1 commercial real estate loan that was 30-59 days delinquent, and $1,550,003 in 1 commercial real estate land that was more than 90 days delinquent.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $0.5 million or $1.0 million, depending on loan type, and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis with the most recent analysis performed at June 30, 2011. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. As of June 30, 2011 and December 31, 2010, the risk category of loans and leases is as follows:

June 30, 2011

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$15,756,096	$2,607,028	$762,364	$75,000	$-	$19,200,488
Real estate:
Construction	11,629,498	2,207,315	3,751,538	261,497	-	17,849,848
Mortgage - residential	33,549,673	4,940,054	5,293,826	931,170	-	44,714,723
Mortgage - commercial	47,178,425	5,733,392	8,409,793	1,658,079	-	62,979,689
Consumer	26,269,239	36,673	31,796	-	-	26,337,708
Total	$134,382,931	$15,524,462	$18,249,317	$2,925,746	$-	$171,082,456

December 31, 2010

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$17,317,162	$624,237	$524,303	$885,191	$-	$19,350,893
Real estate:
Construction	16,578,691	2,395,478	3,618,125	475,997	-	23,068,291
Mortgage - residential	33,862,736	2,269,002	6,269,672	1,160,501	-	43,561,911
Mortgage - commercial	49,470,261	3,367,398	8,575,083	-	-	61,412,742
Consumer	871,691	15,138	8,846	-	-	895,675
Total	$118,100,541	$8,671,253	$18,996,029	$2,521,689	$-	$148,289,512

At June 30, 2011, there were no loans defined as subprime.

Notes to Consolidated Financial Statements
(Unaudited)
Note 9 – Loan Portfolio Acquisition

On March 25, 2011, the Company completed a loan “swap” transaction accounted for as a transfer of financial assets, which included the purchase of a pool of residential mortgage home equity loans with an estimated fair value of $26,093,437. The residential mortgage home equity loan portfolio (portfolio) was purchased from a private equity firm in exchange for a combination of $4,058,458 in carrying value of certain non-performing loans and cash of $20,328,049. The non-performing loans were transferred without recourse and were carried at fair value prior to the exchange, in accordance with accounting standards.  The Company will amortize approximately $850,000 in loan purchase adjustment as a yield adjustment over the expected life of the loans.  As a result of the transaction, the Company recorded a discount on the purchased loans of $1,002,136 and was able to recover $1,046,479 in recorded loan loss reserves.

Note 10 - Dividends on Series A Preferred Stock Issued to the U.S. Treasury

At the request of the Federal Reserve Bank of Richmond, the Company deferred the quarterly dividend payment on the shares of Series A Preferred Stock issued to the U.S. Treasury pursuant to the Capital Purchase Program (the “CPP”) which was due May 15, 2011.  This payment was the first dividend payment deferred.  As part of the CPP, the Company entered into a letter agreement with the Treasury on January 23, 2009, which includes a Securities Purchase Agreement-Standard Terms.  The Company also amended its articles of incorporation to set forth the terms of the Series A Preferred Stock.  Under the Company’s amended articles of incorporation, dividends compound if they accrue and are not paid.  A failure to pay a total of six such dividends, whether or not consecutive, gives the Treasury the right to elect two directors to the Company’s Board of Directors.  That right would continue until the Company pays all dividends in arrears.  As of the date of this report, the total arrearage was $43,750. The Company anticipates paying the accrued dividends in the future to avoid triggering the Treasury’s ability to elect directors to the Company’s Board of Directors

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of June 30, 2011 compared to December 31, 2010, and the results of operations for the three and six month periods ended June 30, 2011 and 2010.  This discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in the Company’s 2010 Annual Report on Form 10-K. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company’s management.  The words “expect,” “estimate,” “anticipate,” "plan," and “believe,” as well as similar expressions, are intended to identify forward-looking statements.  The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

The Company is unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact the Company’s business. However, the Company believes that certain aspects of the legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on the Company’s business, financial condition, and results of operations. Additionally, the Company cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect the Company.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Results of Operations

Net Interest Income

For the three months ended June 30, 2011, net interest income was $1,513,113 as compared to $1,253,152 for the same period in 2010.  The average rate paid on interest-bearing liabilities for the three months ended June 30, 2011 and 2010 was 1.14% and 1.51%, respectively.  The average rate realized on interest-earning assets was 3.97% and 4.41% for the three months ended June 30, 2011 and 2010, respectively.

The net interest margin was 2.96% and 3.10% for the three month periods ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, net interest income was $2,933,879 as compared to $2,456,922 for the same period in 2010.  The average rate paid on interest-bearing liabilities for the six months ended June 30, 2011 and 2010 was 1.16% and 1.54%, respectively.  The average rate realized on interest-earning assets was 4.08% and 4.33% for the six months ended June 30, 2011 and 2010, respectively.

The net interest margin was 3.05% and 3.00% for the six month periods ended June 30, 2011 and 2010, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management’s judgment is necessary to maintain the allowance for loan losses at an adequate level in relation to the risk of future losses inherent in the loan portfolio.  For the three month periods ended June 30, 2011 and 2010 the provision was $1,114,998 and $400,000 respectively. For the six month periods ended June 30, 2011 and 2010 the provision was $237,860 and $436,528 respectively.  On June 30, 2011, there were $12,881,637 in loans in nonaccrual status.  On June 30, 2010, there were $8,110,302 in loans in nonaccrual status.  Based on present information, management believes the allowance for loan losses is adequate at June 30, 2011 to meet presently known and inherent risks in the loan portfolio.  The allowance for loan losses is 2.41% and 1.89% of total loans at June 30, 2011 and 2010, respectively.  The increase in the allowance from prior year (as a percentage of total loans) is a result of the increase in nonaccrual and classified loans over prior year.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  The Company maintains an allowance for loan losses based on, among other things, historical experience, including management’s experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease in the Company’s net income and, possibly, a reduction of its capital.

Noninterest Income

Total noninterest income for the three months ended June 30, 2011 was $154,558 or 60.19% less than total noninterest income for the same period last year.  The largest component of noninterest income for the three month period ended June 30, 2011 was service charges on deposit accounts which were $94,019 for the three month period ended June 30, 2011 or 4.32% lower than the same period last year.  Rental income for the three months ended June 30, 2011 was $6,787 or 201.64% more than the three month period ended June 30, 2010.  Other service charges, commissions and fees for the three months ended June 30, 2011 was $24,635 or 96.95% more than the same period last year.

Total noninterest income for the six months ended June 30, 2011 was $257,222 or 47.38% less than total noninterest income for the same period last year.  The largest component of noninterest income for the six month period ended June 30, 2011 was service charges on deposit accounts which were $175,614 for the six month period ended June 30, 2011 or 6.43% lower than the same period last year.  Rental income for the six months ended June 30, 2011 was $13,060 or 335.33% more than the six month period ended June 30, 2011.  Other service charges, commissions and fees for the six months ended June 30, 2011 was $39,431 or 71.76% more than the same period last year.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2011 was $1,581,244 or 35.51% more than total noninterest expense for the same period last year. The primary recurring component of noninterest expense is salaries and benefits, which were $681,560 and $585,184 for the three months ended June 30, 2011 and 2010, respectively. Salaries and benefits increased due to the increase in the number of active employees.  Other operating expenses were $806,002 and $481,111 for the three months ended June 30, 2011 and 2010, respectively.

Total noninterest expense for the six months ended June 30, 2011 was $3,954,286 or 71.89% more than total noninterest expense for the same period last year. The main component of the increase over prior year is a $1,002,136 nonrecurring charge to operations related to the discount on the purchased loan portfolio relating to our asset swap (See Note 9 of the notes to consolidated financial statements included with Item 1 above).  The primary recurring component of noninterest expense is salaries and benefits, which were $1,343,224 and $1,142,602 for the six months ended June 30, 2011 and 2010, respectively. Salaries and benefits increased due to the increase in the number of active employees.  Other operating expenses were $1,451,967 and $967,633 for the six months ended June 30, 2011 and 2010, respectively. Other operating expenses increased primarily due to an increase in OREO expense of $197,914 of which approximately $90,000 related to back real estate taxes on a single property.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Income Taxes

For the three months ended June 30, 2011 and 2010, the effective income tax rate was .68% and 32.91%, respectively.  The income tax expense was $6,948, for the three months ended June 30, 2011 compared to an income tax expense of $24,528 for the three months ended June 30, 2010.

For the six months ended June 30, 2011 and 2010, the effective income tax rate was 1.78% and 36.65%, respectively.  The income tax expense was $17,792, for the six months ended June 30, 2011 compared to an income tax expense of $76,510 for the six months ended June 30, 2010.

Net Income (loss)

The combination of the above factors resulted in net loss of $1,035,519 for the three months ended June 30, 2011 compared to net income of $50,008 for the comparable period in 2010.

For the six months ended June 30, 2011 and 2010, there was a net loss of $1,018,837 and net income of $132,247, respectively.

Assets and Liabilities

During the first six months of 2011, total assets increased $30,840,951 or 16.72% when compared to December 31, 2010.  The increase is primarily due to an increase in loans outstanding due to the loan portfolio acquisition.   Total investments increased $5,562,271, or 29.24% during the six months ended June 30, 2011.  In addition, we experienced an increase in federal funds sold of $2,698,682, or 65.02% during the six months ended June 30, 2011. This is primarily a result of excess liquidity which management expects to invest primarily in marketable securities over the next two quarters in order to maintain our strong liquidity position and interest margin.

Investment Securities

Investment securities totaled $24,586,167 as of June 30, 2011 as compared to $19,023,896 at December 31, 2010.  Of this amount, $23,519,187 was designated as available for sale as of June 30, 2011.  The other investments were nonmarketable equity securities consisting of $1,021,800 in Federal Home Loan Bank stock and a $45,180 investment in Community Bankers Bank stock as of June 30, 2011.

Loans

Loans increased $22,792,944, or 15.37%, during the period.  As shown below, the largest increase was in consumer and other loans which increased $25,442,033 or 2,840.54%, to $26,337,708 at June 30, 2011, due to our loan portfolio acquisition in the first quarter of 2011. Real estate – construction loans decreased $5,218,443 or 22.62% to $17,849,848.  Real estate – commercial loans increased $1,566,947, or 2.55%, to $62,979,689.  Real estate – residential loans increased $1,152,812, or 2.65% to $44,714,723.  Commercial and industrial loans decreased $150,405 or .78% to $19,200,488 at June 30, 2011.  Balances within the major loans receivable categories as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Real estate – construction	$17,849,848	$23,068,291
Real estate – commercial	62,979,689	61,412,742
Real estate – residential	44,714,723	43,561,911
Commercial and industrial	19,200,488	19,350,893
Consumer and other	26,337,708	895,675
Total gross loans	$171,082,456	$148,289,512

Item 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations – continued

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment of the Company’s credit position at a future date.  Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected.  At June 30, 2011 and December 31, 2010, the Company had criticized loans totaling $15,524,462 and $8,671,253, respectively.  At June 30, 2011 and December 31, 2010, the Company had classified loans totaling $21,175,063 and $21,517,718, respectively.  At June 30, 2011, the Company had $12,881,637 or 7.53% of total gross loans in nonaccrual status and $1,550,003 in loans that were 90 days or more past due and still accruing.

The following table depicts the activity in the allowance for loan losses for the six months ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Balance, January 1	$5,225,914	$2,408,990
Provision (recovery) for loan losses for the period	237,860	436,528
Net loans (charged-off) recovered during the period	(1,337,633)	(305,255)
Balance, June 30,	4,126,141	2,540,263
Gross loans outstanding, June 30,	$171,082,456	$134,699,893
Allowance for loan losses to loans outstanding	2.41%	1.88%

Deposits

Total deposits increased $37,655,384 or 25.27%, from December 31, 2010 to $186,639,123 at June 30, 2011.  Total time deposits increased $16,411,473, or 17.56% to $109,843,789 at June 30, 2011.  This increase was due to the decision of management to increase the concentration of brokered deposits to fund the HELOC purchase.  Total interest-bearing and non-interest bearing transaction accounts increased $21,243,911 or 38.24% since December 31, 2010. There was an increase in savings and money market accounts as well, which increased $14,605,648 or 35.15%, to $56,157,560 at June 30, 2011.  This increase in non time deposit accounts is a combination of the Bank instituting a revised market pricing strategy to attract new deposit accounts and implementing a retail initiative focusing on growing the core deposits of the Bank.  Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank (“FHLB”) but do not require collateralization like FHLB borrowings.

Balances within the major deposit categories as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Noninterest-bearing transaction accounts	$12,763,113	$7,225,888
Interest-bearing transaction accounts	7,874,661	6,773,623
Savings and money market	56,157,560	41,551,912
Time deposits $100,000 and over	6,759,265	7,742,179
Other time deposits	103,084,524	85,690,137
Total deposits	$186,639,123	$148,983,739

Advances from Federal Home Loan Bank

The Bank repaid $5,500,000 in funds borrowed from the Federal Home Loan Bank of Atlanta (FHLB) during the first six months of 2011.  Advances from the FHLB total $8,000,000 as of June 30, 2011 and $13,500,000 at December 31, 2010.  The Bank utilizes the advances to fund loans and for general liquidity purposes.  Advances from the Federal Home Loan Bank consisted of the following at June 30, 2011:

Description	Interest Rate	Amount
Convertible rate advances maturing:
September 20, 2012	3.86%	$8,000,000
		$8,000,000

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

2012	$8,000,000

Item 2 – Management’s Discussion And Analysis of Financial Condition and Results of Operations – continued

Liquidity

Liquidity needs are met by the Company through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.  The Company also has the capacity to pledge certain loans as collateral for additional borrowings from FHLB during times when the comparable interest rate is favorable to the interest rate on deposit products.  As of June 30, 2011, the Company’s primary sources of liquidity included cash and due from banks of $2,872,242, federal funds sold totaling $6,849,352, time deposits with other banks of $795,116 and securities available-for-sale totaling $23,519,187, credit availability with the Federal Home Loan Bank of $19,790,000 and unused lines of credit with correspondent banks to purchase federal funds totaling $11,500,000 at June 30, 2011.

Capital Resources

Total shareholders’ equity decreased $915,931 to $20,438,971 for the six month period ended June 30, 2011.  This is primarily the result of the net loss for the period of $1,018,837, and stock based compensation expense of $86,828 offset by $43,750 in dividends paid on preferred stock.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum.  Both the Company and the Bank exceeded their minimum regulatory capital ratios as of June 30, 2011 as well as the ratios to be considered “well capitalized.”

The following table summarizes the Company’s risk-based capital at June 30, 2011:

Shareholders’ equity	$20,438,971
Plus – unrealized (gain) loss on available-for-sale securities	1,935
Less – disallowed deferred tax assets	(1,518,000)
Tier 1 capital	$18,922,906
Plus – allowance for loan losses(1)	2,146,000
Total capital	$21,068,906
Risk-weighted assets	$169,321,000
Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	11.18%
Total capital (to risk-weighted assets)	12.44%
Leverage ratio	8.89%

(1)	Limited to 1.25% of risk-weighted assets

Item 2 – Management’s Discussion And Analysis of Financial Condition and Results of Operations – continued

Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Company’s customers at predetermined interest rates for a specified period of time.  At June 30, 2011, the Company had issued commitments to extend credit of $9,418,976 through various types of commercial lending arrangements.  All of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2011:

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Greater Than One Year	Total
Unused commitments to extend credit	$-	$787,758	$3,630,213	$4,987,004	$9,404,975
Standby letters of credit	-	-	14,001	-	14,001
Totals	$-	$787,758	$3,644,214	$4,987,004	$9,418,976

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

Item 4.  Controls and Procedures

(a)
Based on their evaluation of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of June 30, 2011, our chief executive officer and chief financial officer concluded that  such controls and procedures were effective.

(b)
There was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 3.  Default Upon Senior Securities

As discussed in Note 10 of the Notes to Consolidated Financial Statements included with Part 1, Item 1, the Company deferred the payment of its regular quarterly cash dividends on its fixed rate cumulative perpetual preferred stock, series A, issued to the United States Department of the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program.  Therefore, the Company is currently in arrears with the dividend payments on the series A preferred stock.  As of June 30, 2011, the amount of the arrearage on the dividend payments for the series A preferred stock was $43,750.

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

Date: August 15, 2011

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

                                                                                                                                        25