Form 10-Q
period 2011-09-30
AB&T Financial CORP
filed 2011-11-14
CIK 1435161

AB&T FINANCIAL CORPORATION

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 000-53249

AB&T FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina	26-2588442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

292 W. Main Avenue

Gastonia, North Carolina 28052

(Address of principal executive offices and zip code)

(704) 867-5828

(Registrant’s telephone number, including area code)

NA

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

2,668,205 shares of common stock, $1.00 par value, as of November 14, 2011

AB&T FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AB&T FINANCIAL CORPORATION

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from banks	$3,347,080	$3,924,571
Federal funds sold	3,242,967	4,150,670
Time deposits with other banks	3,297,829	789,721

Total cash and cash equivalents	9,887,876	8,864,962

Securities available for sale at fair value	29,381,244	17,756,616
Nonmarketable equity securities	1,014,780	1,267,280

Total investments	30,396,024	19,023,896

Loans receivable	165,358,902	148,289,512
Less allowance for loan losses	(3,450,759)	(5,225,914)

Loans, net	161,908,143	143,063,598

Premises, furniture and equipment, net	3,780,006	3,861,622
Accrued interest receivable	645,346	676,898
Deferred tax asset	1,958,123	2,059,926
Other real estate owned	6,309,706	6,402,263
Other assets	462,445	535,664

Total assets	$215,347,669	$184,488,829

Liabilities
Deposits
Noninterest-bearing transaction accounts	$12,025,721	$7,225,888
Interest-bearing transaction accounts	7,934,474	6,773,623
Savings and money market	66,544,475	41,551,912
Time deposits $100,000 and over	10,798,406	7,742,179
Other time deposits	89,125,800	85,690,137

Total deposits	$186,428,876	$148,983,739

Borrowed funds	—	360,143
FHLB advances	9,500,000	13,500,000
Accrued interest payable	55,842	66,787
Other liabilities	173,218	223,258

Total liabilities	196,132,934	163,133,927

Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, issued and outstanding – 3,500 at September 30, 2011 and at December 31, 2010	3,428,454	3,410,220
Common stock, $1.00 par value; 11,000,000 shares authorized, 2,678,205 issued at September 30, 2011 and December 31, 2010	2,678,205	2,678,205
Treasury stock, at cost (10,000 shares at September 30, 2011 and December 31, 2010)	(55,600)	(55,600)
Warrants	136,850	136,850
Capital surplus	21,871,532	21,787,729
Retained deficit	(8,966,893)	(6,540,739)
Accumulated other comprehensive income (loss)	97,185	(61,763)

Total shareholders’ equity	19,189,733	21,354,902

Total liabilities and shareholders’ equity	$215,347,669	$184,488,829

See notes to consolidated financial statements

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2011	2010	2011	2010
Interest income:
Loans, including fees	$1,994,278	$1,582,034	$5,717,502	$4,920,922
Investment securities, taxable	126,342	104,652	309,308	294,467
FHLB, interest and dividends	2,098	1,501	7,019	3,309
Federal funds sold	3,850	4,568	16,059	20,043
Time deposits with other banks	5,095	5,132	10,910	13,283

Total	2,131,663	1,697,887	6,060,798	5,252,024

Interest expense:
Time deposits $100,000 and over	33,118	55,711	101,889	147,799
Other deposits	442,416	366,481	1,249,220	1,213,868
Other interest expense	58,730	80,006	178,411	237,746

Total	534,264	502,198	1,529,520	1,599,413

Net interest income	1,597,399	1,195,689	4,531,278	3,652,611
Provision for loan losses	1,451,998	105,199	1,689,858	541,727

Net interest income after provision for loan losses	145,401	1,090,490	2,841,420	3,110,884

Other operating income:
Service charges on deposit accounts	114,101	94,773	289,715	282,461
Rental income	7,573	3,000	20,633	6,000
Gain on sale of investment securities	—	134,975	29,117	410,187
Other service charges, commissions and fees	20,816	12,998	60,247	35,955

Total	142,490	245,746	399,712	734,603

Other operating expenses:
Salaries and employee benefits	667,869	619,290	2,011,093	1,761,892
Occupancy expense	48,440	51,759	147,014	142,226
Furniture and equipment expense	55,955	42,883	117,498	133,659
Discount on purchased loans	—	—	1,002,136	—
Other real estate expense	354,642	250,864	770,991	312,123
Loss on sale of loans	79,395	—	79,395	—
Deposit insurance premium	81,566	109,231	243,569	350,566
Other operating expenses	389,107	348,094	1,259,564	1,022,149

Total	1,676,974	1,422,121	5,631,260	3,722,615

Income (loss) before income taxes	(1,389,083)	(85,885)	(2,390,128)	122,872
Income tax expense (benefit)	—	(35,962)	17,792	40,548

Net income (loss)	$(1,389,083)	$(49,923)	$(2,407,920)	$82,324

Accretion of preferred stock to redemption value	6,078	6,078	18,234	18,234
Preferred stock dividends (accrued)	43,750	43,750	131,250	131,250

Net loss available to common shareholders	$(1,438,911)	$(99,751)	$(2,557,404)	$(67,160)

Loss per common share
Basic loss per common share	$(0.54)	$(0.04)	$(0.96)	$(0.03)
Diluted loss per common share	$(0.54)	$(0.04)	$(0.96)	$(0.03)

See notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

For the nine months ended September 30, 2011 and 2010

(dollars in thousands except for share data)

(Unaudited)

	Common Stock		Preferred Stock		Treasury		Capital	Accumulated Other Comprehensive Income	Retained
	Shares	Amount	Shares	Amount	Stock	Warrants	Surplus	(Loss)	Deficit	Total

Balance, December 31, 2009	2,678,205	$2,678	3,500	$3,386	$(56)	$137	$21,734	$80	$(3,067)	$24,893

Net income									82	82

Other comprehensive loss, net of tax								(61)		(61)

Comprehensive income										21

Accretion of preferred stock to redemption value				18					(18)	—

Dividends paid, preferred							(131)			(131)

Stock-based employee compensation							171			171

Balance September 30, 2010	2,678,205	$2,678	3,500	$3,404	$(56)	$137	$21,774	$19	$(3,003)	$24,954

Balance, December 31, 2010	2,678,205	$2,678	3,500	$3,410	$(56)	$137	$21,787	$(62)	$(6,540)	$21,355

Net loss									(2,408)	(2,408)

Other comprehensive income, net of tax								159		159

Comprehensive loss										(2,249)

Accretion of preferred stock to redemption value				18					(18)	—

Dividends paid, preferred							(43)			(43)

Stock-based employee compensation expense							128			128

Balance September 30, 2011	2,678,205	$2,678	3,500	$3,428	$(56)	$137	$21,872	$97	$(8,966)	$19,190

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011 and 2010

(Unaudited)

	For the nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(2,407,920)	$82,234
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	1,689,858	541,727
Loss on sale of other real estate	76,000	9,016
Loss on write-down of other real estate	233,711	143,236
Gain on sale of investment securities	(29,117)	(410,187)
Loss on sale of loans	79,395	—
Depreciation and amortization expense	125,209	131,699
Discount accretion and premium amortization	174,176	11,398
Deferred income tax benefit	—	(68,201)
Increase (decrease) in interest receivable	31,552	(98,234)
Increase (decrease) in interest payable	(10,945)	4,554
Decrease in other assets	73,219	424,208
Increase (decrease) in other liabilities	(50,040)	66,074
Discount on purchased loans	1,002,136	—
Stock based compensation expense	127,553	171,184

Net cash provided by operating activities	1,114,787	1,008,708

Cash flows from investing activities:
Purchase of securities available for sale	(17,974,457)	(22,758,233)

Calls and maturities of securities available for sale	1,451,768	1,091,244

Net decrease (increase) in loans receivable	(26,736,786)	2,575,842
Proceeds from sale of loans	4,283,458	—
Proceeds from sale of available for sale securities	5,013,753	11,051,541
Proceeds from sale of equity securities	252,500	98,100
Proceeds from sale of other real estate	993,056	320,841
Capitalized other real estate expenses	(372,816)	—
Purchases of premises, furniture, and equipment	(43,593)	(65,657)

Net cash used in investing activities	(33,133,117)	(7,686,322)

Cash flows from financing activities:
Net increase in demand deposits, interest- bearing transaction accounts and savings accounts	30,953,247	10,704,998
Net increase (decrease) in certificates of deposit and other time deposits	6,491,890	(18,298,352)
Net (increase) decrease in borrowed funds and FHLB advances	(4,360,143)	3,077,097
Dividends paid	(43,750)	(131,250)

Net cash provided (used) by financing activities	33,041,244	(4,647,507)

Net increase (decrease) in cash and cash equivalents	$1,022,914	$(11,325,121)

Cash and cash equivalents, beginning of period	$8,864,962	$22,728,132

Cash and cash equivalents, end of period	$9,887,876	$11,403,011

Supplemental disclosure of cash flow information:
Transfer of loans to real estate acquired in settlement of loans	$837,394	$3,098,311

Interest paid	$1,540,465	$1,594,859

Taxes paid	$—	$—

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

Note 2 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated to omit disclosures, which would substantially duplicate those contained in the Company’s 2010 Annual Report on Form 10-K. The financial statements as of September 30, 2011 and for the interim periods ended September 30, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

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

Disclosures related to TDRs under ASU 2010-20 have been presented in Note 9.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity. The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 – Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine month periods ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Unrealized gains (losses) on securities available for sale	$162,748	$115,051	$289,863	$309,590
Reclassification of (gains) losses recognized in net income	—	(134,975)	(29,117)	(410,187)
Income tax benefit (expense)	(63,631)	(16,394)	(101,801)	39,182

Other comprehensive income (loss)	$99,117	$3,530	158,945	$(61,415)

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 – Income (loss) per common share

Basic income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. No dilutive common share equivalents were included in the calculation because their effect would be anti-dilutive for the three and nine month periods ended September 30, 2011 and 2010.

	000000000	000000000	000000000
	Three months ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Loss available to common shareholders	$(1,438,911)	2,668,205	$(0.54)

Effect of dilutive securities
Stock options	—	—

Dilutive loss per share
Loss available to common shareholders plus assumed conversions	$(1,438,911)	2,668,205	$(0.54)

	000000000	000000000	000000000
	Three months ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Loss available to common shareholders	$(99,751)	2,668,205	$(0.04)

Effect of dilutive securities
Stock options	—	—

Dilutive loss per share
Loss available to common shareholders plus assumed conversions	$(99,751)	2,668,205	$(0.04)

	000000000	000000000	000000000
	Nine months ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Loss available to common shareholders	$(2,557,404)	2,668,205	$(0.96)

Effect of dilutive securities
Stock options	—	—

Dilutive loss per share
Loss available to common shareholders plus assumed conversions	$(2,557,404)	2,668,205	$(0.96)

	000000000	000000000	000000000
	Nine months ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic income per share
Loss available to common shareholders	$(67,160)	2,668,205	$(0.03)

Effect of dilutive securities
Stock options	—	—

Dilutive income per share
Loss available to common shareholders plus assumed conversions	$(67,160)	2,668,205	$(0.03)

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries, other securities that are highly liquid and are actively traded in over-the-counter markets and money market funds.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans. Our available for sale investments are valued using a pricing service through our bond record keeper, which we have verified with a third party.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assets measured at fair value on a recurring basis are as follows as of September 30, 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investments:
Mortgage-backed securities	$—	$29,381,244	$—

Total	$—	$29,381,244	$—

Notes to Consolidated Financial Statements

(Unaudited)

Note 6 – Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis are as follows as of December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investments:
Mortgage-backed securities	$—	$17,756,616	$—

Total	$—	$17,756,616	$—

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at September 30, 2011 or December 31, 2010.

Assets measured at fair value on a non-recurring basis are as follows as of September 30, 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$—	$25,295,479	$—
Other real estate owned	—	6,309,706	—

Total	$—	$31,605,185	$—

Assets measured at fair value on a non-recurring basis are as follows as of December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$—	$14,338,761	$—
Other real estate owned	—	6,402,263	—

Total	$—	$20,741,024	$—

The Company had no liabilities carried at fair value or measured at fair value on a non-recurring basis at September 30, 2011 or December 31, 2010.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. Appraisals are updated annually, and adjusted downward for estimated selling costs.

Notes to Consolidated Financial Statements

(Unaudited)

Note 6 – Fair Value Measurements (continued)

Other real estate owned is adjusted to fair value upon transfer of the loans at foreclosure. Subsequently, the assets are carried at the lower of carrying value or fair value less costs to sell. Fair value is based upon independent market prices, fair values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or current appraised value, the Company records the asset as nonrecurring Level 2 inputs.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

The following table summarizes fair value estimates as of September 30, 2011 and December 31, 2010 for financial instruments, as defined by ASC Topic 825, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and financial instruments recorded at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

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

The following disclosures represent financial instruments in which the ending balance at September 30, 2011, and December 31, 2010 are not carried at fair value in its entirety on the Company’s Consolidated Balance Sheet.

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

Notes to Consolidated Financial Statements

(Unaudited)

Note 6 – Fair Value Measurements (continued)

The carrying and fair values of certain financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Loans receivable, net	$161,908	$142,520	$143,064	$143,375

Financial Liabilities:
Total deposits	$186,429	$183,215	$148,984	$145,952
FHLB advances	$9,500	$9,424	$13,500	$14,007

Note 7 – Investment Securities

The amortized cost and estimated fair values of securities available for sale were:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
September 30, 2011
Mortgage-backed securities	$29,221,660	$178,303	$18,719	$29,381,244

Total	$29,221,660	$178,303	$18,719	$29,381,244

December 31, 2010
Mortgage-backed securities	$17,857,784	$40,753	$141,921	$17,756,616

Total	$17,857,784	$40,753	$141,921	$17,756,616

The following is a summary of maturities of securities available for sale as of September 30, 2011. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$27,553	$28,617
Due after one year but within five years	6,944,757	6,972,187
Due after five years but within ten years	9,871,929	9,923,976
Due after ten years	12,377,421	12,456,464

	$29,221,660	$29,381,244

Notes to Consolidated Financial Statements

(Unaudited)

Note 7 – Investment Securities (continued)

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
September 30, 2011
Mortgage-backed securities	$4,464,932	$12,540	$2,169,941	$6,179	$6,634,873	$18,719

Total	$4,464,932	$12,540	$2,169,941	$6,179	$6,634,873	$18,719

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2010
Mortgage-backed securities	$12,247,383	$141,921	$—	$—	$12,247,383	$141,921

Total	$12,247,383	$141,921	$—	$—	$12,247,383	$141,921

Proceeds from available for sale securities totaled $5,013,753 for the nine months ended September 30, 2011, resulting in gross gains of $29,117. There were no sales of securities for the three months ended September 30, 2011.

Securities classified as available-for-sale are recorded at fair market value. Securities in a continuous loss position for twelve months or more at September 30, 2011, consisted of two securities. Of the securities in an unrealized loss position as of September 30, 2011, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Note 8 – Loans Receivable

Major classifications of loans receivable at September 30, 2011 and December 31, 2010 are summarized as follows:

	2011	2010
Real estate – construction	$15,733,524	$23,068,291
Real estate – commercial	62,363,518	61,412,742
Real estate – residential	66,949,030	43,561,911
Commercial and industrial	18,216,125	19,350,893
Consumer and other	2,096,705	895,675

Total gross loans	$165,358,902	$148,289,512

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Loans Receivable (continued)

As of September 30, 2011 and December 31, 2010, loans individually evaluated and considered impaired were as follows:

	2011	2010

Total loans considered impaired at period end	$25,295,479	$14,338,761

Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	10,454,851	11,489,267
Related allowance established	1,826,371	2,783,404

Loans considered impaired for which no related allowance for loan loss was established	14,840,628	2,849,495

Average annual investment in impaired loans	30,275,176	14,370,750

Interest income recognized on impaired loans
During the period of impairment
Cash basis	682,942	219,029

The following table represents the balance in the allowance for loan losses and recorded investment in loans by portfolio segment on impairment method as of September 30, 2011:

	Real Estate			Commercial & Industrial	Consumer & Other	Total
	Construction	Commercial	Residential
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$452,477	$714,447	$607,473	$51,974	$—	$1,826,371
Loans:
Loans individually evaluated for impairment	$6,086,847	$12,845,288	$5,484,292	$856,289	$22,763	$25,295,479
Loans collectively evaluated for impairment	$9,646,677	$49,518,230	$61,464,738	$17,359,836	$2,073,942	$140,063,423

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Loans Receivable (continued)

The following table represents the balance in the allowance for loan losses and recorded investment in loans by portfolio segment on impairment method as of December 31, 2010:

	Real Estate			Commercial & Industrial	Consumer & Other	Total
	Construction	Commercial	Residential
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$823,975	$637,723	$878,725	$442,981	$—	$2,783,404
Loans:
Loans individually evaluated for impairment	$5,048,519	$3,540,487	$4,331,447	$1,418,308	$—	$14,338,761
Loans collectively evaluated for impairment	$18,019,772	$57,872,255	$39,230,464	$17,932,585	$895,675	$133,950,751

As of September 30, 2011 and December 31, 2010, loans in nonaccrual status were approximately $13,256,000 and $10,257,000, respectively. Loans ninety days or more past due, and still accruing interest, as of September 30, 2011 and December 31, 2010 were approximately $1,736,000 and $1,869,000 respectively.

The following table presents loans individually evaluated for impairment as of September 30, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$266,800	$246,800	$—	$279,618	$5,038
Consumer and other	22,763	22,763	—	26,538	1,399
Real estate:
Construction	3,855,568	3,855,568	—	3,874,226	98,133
Mortgage – residential	3,157,722	1,732,001	—	2,671,792	43,258
Mortgage – commercial	9,407,502	8,635,422	—	11,539,618	330,331
With an allowance recorded:
Commercial, and industrial	609,489	609,489	51,974	621,274	22,386
Real estate:
Construction	2,231,279	2,231,279	452,477	2,508,520	24,448
Mortgage – residential	3,752,291	3,752,291	607,473	4,526,063	45,972
Mortgage – commercial	4,209,866	4,209,866	714,447	4,227,527	111,977

Total	$27,513,280	$25,295,479	$1,826,371	$30,275,176	$682,942

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Loans Receivable (continued)

Transactions in the allowance for loan losses for the nine months ended September 30, 2011 are summarized as follows:

	Real Estate
	Construction	Commercial	Residential	Commercial and Industrial	Consumer & Other	Unallocated	Total
Balance, beginning of year	$1,133,180	$1,532,386	$1,690,850	$636,627	$6,676	$226,195	$5,225,914
Provision (recovery) charged to operations	(613,062)	565,605	690,557	1,038,568	52,282	(44,092)	1,689,858
Recoveries	—	—	—	19,789	71,562	—	91,351
Charge-offs	—	(899,477)	(1,284,709)	(1,246,774)	(125,404)	—	(3,556,364)

Balance, end of year	$520,118	$1,198,514	$1,096,698	$448,210	$5,116	$182,103	$3,450,759

Transactions in the allowance for loan losses for the three months ended September 30, 2011 are summarized as follows:

	Real Estate
	Construction	Commercial	Residential	Commercial and Industrial	Consumer & Other	Unallocated	Total
Balance, beginning of year	$498,684	$1,349,373	$1,508,838	$596,859	$6,057	$166,330	$4,126,141
Provision (recovery) charged to operations	21,434	696,221	813,022	(132,643)	38,191	15,773	1,451,998
Recoveries	—	—	—	4,000	14,092	—	18,092
Charge-offs	—	(847,080)	(1,225,162)	(20,006)	(53,224)	—	(2,145,472)

Balance, end of year	$520,118	$1,198,514	$1,096,698	$448,210	$5,116	$182,103	$3,450,759

The following table depicts the activity in the allowance for loan losses for the nine months ended September 30, 2011:

	September 30, 2011	September 30, 2010
Balance, January 1	$5,225,914	$2,408,990
Provision for loan losses for the period	1,689,858	541,727
Net loans (charged-off) recovered during the period	(3,465,013)	(499,402)

Balance, September 30,	$3,450,759	$2,451,315

Gross loans outstanding, September 30,	$165,358,902	$133,801,358

Allowance for loan losses to loans outstanding	2.09%	1.83%

The following table presents the investment in nonaccrual and accruing loans delinquent for 90 days or more as of September 30, 2011:

	Nonaccrual	Accruing loans delinquent for 90 days or more

Commercial and industrial	$286,718	$—
Real estate:
Construction	4,440,810	152,110
Mortgage – residential	3,846,519	471,689
Mortgage – commercial	4,632,504	1,111,708
Consumer	49,465	901

Total	$13,256,016	$1,736,408

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Loans Receivable (continued)

The following table presents the investment in nonaccrual and accruing loans delinquent for 90 days or more as of December 31, 2010:

	Nonaccrual	Accruing loans delinquent for 90 days or more

Commercial and industrial	$1,207,596	$433,325
Real estate:
Construction	1,285,564	24,575
Mortgage – residential	4,223,726	1,056,621
Mortgage – commercial	3,540,488	349,867
Consumer	—	4,963

Total	$10,257,374	$1,869,351

The following table presents the aging of the recorded investment in past due loans and leases as of September 30, 2011:

	30 – 89 Days Past Due	Greater than 90 Days Past Due & Still Accruing	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$1,281,290	$—	$286,718	$1,568,008	$16,648,117	$18,216,125
Real estate:
Construction	474,321	152,110	4,440,810	5,067,241	10,666,283	15,733,524
Mortgage - residential	1,312,840	471,689	3,846,519	5,631,048	61,317,982	66,949,030
Mortgage - commercial	2,099,497	1,111,708	4,632,504	7,843,709	54,519,809	62,363,518
Consumer	37,095	901	49,465	87,461	2,009,244	2,096,705

Total	$5,205,043	$1,736,408	$13,256,016	$20,197,467	$145,161,435	$165,358,902

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2010:

	30 – 89 Days Past Due	Greater than 90 Days Past Due & Still Accruing	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$148,926	$433,325	$1,207,596	$1,789,847	$17,561,046	$19,350,893
Real estate:
Construction	2,469,828	24,575	1,285,564	3,779,967	19,288,324	23,068,291
Mortgage - residential	837,087	1,056,621	4,223,726	6,117,434	37,444,477	43,561,911
Mortgage - commercial	642,994	349,867	3,540,488	4,533,349	56,879,393	61,412,742
Consumer	22,326	4,963	—	27,289	868,386	895,675

Total	$4,121,161	$1,869,351	$10,257,374	$16,247,886	$132,041,626	$148,289,512

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Loans Receivable – continued

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $0.5 million or $1.0 million, depending on loan type, and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis with the most recent analysis performed at September 30, 2011. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. As of September 30, 2011 and December 31, 2010, the risk category of loans and leases is as follows:

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Loans Receivable (continued)

September 30, 2011

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$14,726,662	$2,633,174	$856,289	$—	$—	$18,216,125
Real estate:
Construction	8,622,523	1,021,154	5,828,350	261,497		15,733,524
Mortgage - residential	56,182,317	5,630,496	5,136,217	—		66,949,030
Mortgage - commercial	46,284,987	3,233,243	12,845,288	—		62,363,518
Consumer and other	2,049,297	24,653	22,755	—		2,096,705

Total	$127,865,786	$12,542,720	$24,688,899	$261,497	$—	$165,358,902

December 31, 2010

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$17,317,162	$624,237	$524,303	$885,191	$—	$19,350,893
Real estate:
Construction	16,578,691	2,395,478	3,618,125	475,997	—	23,068,291
Mortgage - residential	33,862,736	2,269,002	6,269,672	1,160,501	—	43,561,911
Mortgage - commercial	49,470,261	3,367,398	8,575,083	—	—	61,412,742
Consumer	871,691	15,138	8,846	—	—	895,675

Total	$118,100,541	$8,671,253	$18,996,029	$2,521,689	$—	$148,289,512

At September 30, 2011, the Company does not have any loans defined as subprime.

Note 9 – Troubled Debt Restructures

As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $9,964,635, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $218,663. During the third quarter, the Bank charged $468,997 to the allowance relating to impairment charges on restructured loans.

Notes to Consolidated Financial Statements

(Unaudited)

Note 9 – Troubled Debt Restructures – continued

	For the nine months ended September 30, 2011
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Commercial and industrial	1	$82,748	$82,748
Consumer and other	—	—	—
Real estate:
Construction	—	—	—
Mortgage - residential	—	—	—
Mortgage - commercial	1	1,161,576	1,161,576

There were no loans modified during the three months ended September 30, 2011 classified as troubled debt restructurings. The Bank only modifies loans that are considered troubled debt restructurings, as no such loans were modified during the three months ended September 30, 2011. Restructured loans must perform for six months prior to being returned to accrual status.

During the nine months ended September 30, 2011, we modified two loans that were considered to be troubled debt restructurings. We shortened the terms for both of these loans and the interest rate was lowered for one of these loans.

The following table by loan category, presents loans determined to be troubled debt restructurings in the last twelve months during the nine months ended September 30, 2011, none of which defaulted during the quarter ended September 30, 2011.

	Nine months ended September 30, 2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Commercial and industrial	1	$28,464
Consumer and other	—	—
Real estate:
Construction	1	258,991
Mortgage - residential	5	2,670,482
Mortgage - commercial	—	—

In the determination of the allowance for loan losses, all TDRs are reviewed to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or observable market price) is adhered to. All nonaccrual loans are written down to their corresponding collateral value. All TDR accruing loans where the loan balance exceeds the present value of cash flow will have a specific allocation. All TDR loans are considered impaired. Under ASC 310-10, a loan is impaired when it is probable that the bank will be unable to collect all amounts due including both principal and interest according to the contractual terms of the loan agreement.

Notes to Consolidated Financial Statements

(Unaudited)

Note 10 – Loan Portfolio Acquisition

On March 25, 2011, the Company completed a loan “swap” transaction accounted for as a transfer of financial assets, which included the purchase of a pool of residential mortgage home equity loans with a par value of $27,095,572 (an estimated fair value of $26,093,437). The residential mortgage home equity loan portfolio (portfolio) was purchased from a private equity firm in exchange for a combination of $4,058,458 in carrying value of certain non-performing loans and cash of $20,328,049. The non-performing loans were transferred without recourse and were carried at fair value prior to the exchange, in accordance with accounting standards. The Company will amortize approximately $850,000 in loan purchase adjustment (as a result of the fair value measurement) as a yield adjustment over the expected life of the loans. As a result of the transaction, the Company recorded a discount on the purchased loans of $1,002,136 and was able to recover $1,046,479 in recorded loan loss reserves.

Note 11 – Dividends on Series A Preferred Stock Issued to the U.S. Treasury

At the request of the Federal Reserve Bank of Richmond, the Company deferred the quarterly dividend payment on the shares of Series A Preferred Stock issued to the U.S. Treasury pursuant to the Capital Purchase Program (the “CPP”) commencing with the payment due May 15, 2011. This payment was the first dividend payment deferred. As part of the CPP, the Company entered into a letter agreement with the Treasury on January 23, 2009, which includes a Securities Purchase Agreement-Standard Terms. The Company also amended its articles of incorporation to set forth the terms of the Series A Preferred Stock. Under the Company’s amended articles of incorporation, dividends compound if they accrue and are not paid. A failure to pay a total of six such dividends, whether or not consecutive, gives the Treasury the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. As of the date of this report, the total arrearage was $87,500. The Company anticipates paying the accrued dividends in the future to avoid triggering the Treasury’s ability to elect directors to the Company’s Board of Directors

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of September 30, 2011 compared to December 31, 2010, and the results of operations for the three and nine month periods ended September 30, 2011 and 2010. This discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in the Company’s 2010 Annual Report on Form 10-K. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” “plan,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

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

Results of Operations

Net Interest Income

For the three months ended September 30, 2011, net interest income was $1,597,399 as compared to $1,195,689 for the same period in 2010. The average rate paid on interest-bearing liabilities for the three months ended September 30, 2011 and 2010 was 1.15% and 1.43%, respectively. The average rate realized on interest-earning assets was 4.17% and 4.24% for the three months ended September 30, 2011 and 2010, respectively.

The net interest margin was 3.13% and 2.99% for the three month periods ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011, net interest income was $4,531,278 as compared to $3,652,611 for the same period in 2010. The average rate paid on interest-bearing liabilities for the nine months ended September 30, 2011 and 2010 was 1.16% and 1.50%, respectively. The average rate realized on interest-earning assets was 4.11% and 4.30% for the nine months ended September 30, 2011 and 2010, respectively.

The net interest margin was 3.07% and 3.00% for the nine month periods ended September 30, 2011 and 2010, respectively. The increase is due to the decrease in the average rate paid on interest-bearing liabilities.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management’s judgment is necessary to maintain the allowance for loan losses at an adequate level in relation to the risk of future losses inherent in the loan portfolio. For the three month periods ended September 30, 2011 and 2010 the provision was $1,451,998 and $105,199 respectively. For the nine month periods ended September 30, 2011 and 2010 the provision was $1,689,858 and $541,727 respectively. On September 30, 2011, there were $13,256,016 in loans in nonaccrual status. On September 30, 2010, there were $9,374,955 in loans in nonaccrual status. Based on present information, management believes the allowance for loan losses is adequate at September 30, 2011 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 2.09% and 1.83% of total loans at September 30, 2011 and 2010, respectively. The increase in the allowance from prior year (as a percentage of total loans) is a result of the increase in nonaccrual and classified loans over prior year. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, including management’s experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in the Company’s net income and, possibly, a reduction of its capital.

Noninterest Income

Total noninterest income for the three months ended September 30, 2011 was $142,490 or 42.02% less than total noninterest income for the same period last year. The largest component of noninterest income for the three month period ended September 30, 2011 was service charges on deposit accounts which were $114,101 for the three month period ended September 30, 2011 or 20.39% higher than the same period last year. Rental income for the three months ended September 30, 2011 was $7,573 or 152.43% more than the three month period ended September 30, 2010. Other service charges, commissions and fees for the three months ended September 30, 2011 were $20,816 or 60.15% more than the same period last year.

Total noninterest income for the nine months ended September 30, 2011 was $399,712 or 45.59% less than total noninterest income for the same period last year. The largest component of noninterest income for the nine month period ended September 30, 2011 was service charges on deposit accounts which were $289,715 for the nine month period ended September 30, 2011 or 2.57% higher than the same period last year. Rental income for the nine months ended September 30, 2011 was $20,633 or 243.88% more than the nine month period ended September 30, 2011. Other service charges, commissions and fees for the nine months ended September 30, 2011 was $60,247 or 67.56% more than the same period last year.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2011 was $1,674,974 or 17.92% less than total noninterest expense for the same period last year. The primary recurring component of noninterest expense is salaries and benefits, which were $667,869 and $619,290 for the three months ended September 30, 2011 and 2010, respectively. Salaries and benefits increased due to the increase in the number of active employees. Other real estate expenses were $354,642 and $250,864 for the three months ended September 30, 2011 and 2010, respectively. Other operating expenses were $389,107 and $348,094 for the three months ended September 30, 2011 and 2010, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Total noninterest expense for the nine months ended September 30, 2011 was $5,631,260 or 51.27% more than total noninterest expense for the same period last year. The main component of the increase over prior year is a $1,002,136 nonrecurring charge to operations related to the discount on the purchased loan portfolio relating to our asset swap (See Note 10 of the notes to consolidated financial statements included with Item 1 above). The primary recurring component of noninterest expense is salaries and benefits, which were $2,011,093 and $1,761,892 for the nine months ended September 30, 2011 and 2010, respectively. Salaries and benefits increased due to the increase in the number of active employees. Other operating expenses were $1,259,564 and $1,022,149 for the nine months ended September 30, 2011 and 2010, respectively

Income Taxes

For the three months ended September 30, 2011 and 2010, the effective income tax rate was .00% and 41.87%, respectively. The income tax expense was $0, for the three months ended September 30, 2011 compared to an income tax benefit of $35,962 for the three months ended September 30, 2010.

For the nine months ended September 30, 2011 and 2010, the effective income tax rate was .74% and 33.00%, respectively. The income tax expense was $17,792, for the nine months ended September 30, 2011 compared to an income tax expense of $40,548 for the nine months ended September 30, 2010.

Net Income (loss)

The combination of the above factors resulted in net loss of $1,389,083 for the three months ended September 30, 2011 compared to net loss of $49,923 for the comparable period in 2010.

For the nine months ended September 30, 2011 and 2010, there was a net loss of $2,407,920 and net income of $82,324, respectively.

Assets and Liabilities

During the first nine months of 2011, total assets increased $30,858,840 or 16.73% when compared to December 31, 2010. The increase is primarily due to an increase in loans outstanding due to the loan portfolio acquisition. Total investments increased $11,372,128, or 59.78% during the nine months ended September 30, 2011. In addition, we experienced an increase in time deposits with other banks of $2,508,108, or 317.59% during the nine months ended September 30, 2011.

Investment Securities

Investment securities totaled $30,396,024 as of September 30, 2011 as compared to $19,023,896 at December 31, 2010. Of this amount, $29,381,244 was designated as available for sale as of September 30, 2011. The other investments were nonmarketable equity securities consisting of $969,600 in Federal Home Loan Bank stock and a $45,180 investment in Community Bankers Bank stock as of September 30, 2011.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Loans

Loans increased $17,069,390, or 11.51%, during the period. As shown below, the largest increase was in residential real estate loans which increased $23,387,119 or 53.69%, to $66,949,030 at September 30, 2011, due to our loan portfolio acquisition in the first quarter of 2011. Real estate – construction loans decreased $7,334,767 or 31.80% to $15,733,524. Real estate – commercial loans increased $950,776, or 1.55%, to $62,363,518. Consumer and other loans which increased $1,201,030 or 134.09%, to $2,096,705 at September 30, 2011. Commercial and industrial loans decreased $1,134,768 or 5.86% to $18,216,125 at September 30, 2011. Balances within the major loans receivable categories as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Real estate – construction	$15,733,524	$23,068,291
Real estate – commercial	62,363,518	61,412,742
Real estate – residential	66,949,030	43,561,911
Commercial and industrial	18,216,125	19,350,893
Consumer and other	2,096,705	895,675

Total gross loans	$165,358,902	$148,289,512

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment of the Company’s credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At September 30, 2011 and December 31, 2010, the Company had criticized loans totaling $12,542,720 and $8,671,253, respectively. At September 30, 2011 and December 31, 2010, the Company had classified loans totaling $24,950,396 and $21,517,718, respectively. At September 30, 2011, the Company had $13,256,016 or 8.02% of total gross loans in nonaccrual status and $1,736,408 in loans that were 90 days or more past due and still accruing. Based upon the increase in impaired loans in the portfolio from December 31, 2010 to September 30, 2011 the Bank increased the provision for loan losses to $1,689,858 for the nine months ended September 30, 2011. This is an increase over the same period last year of $1,148,131 or 211.94%. In the same period, the Bank charged $2,207,168 of specific reserves in the allowance related to impairment charges on impaired loans. In addition, loans with specific reserves of approximately $1,040,000 were sold at par during the first quarter, In the determination of the allowance for loan losses, all significant (typically greater than $100,000) criticized and classified loans are reviewed for impairment to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or observable market price) is adhered to.

The following table depicts the activity in the allowance for loan losses for the nine months ended September 30, 2011 and 2010:

Item 2 – Management’s Discussion And Analysis of Financial Condition and Results of Operations – continued

	September 30, 2011	September 30, 2010
Balance, January 1	$5,225,914	$2,408,990
Provision (recovery) for loan losses for the period	1,689,858	541,727
Net loans (charged-off) recovered during the period	(3,465,013)	(499,402)

Balance, September 30,	3,450,759	2,451,315

Gross loans outstanding, September 30,	$165,358,902	$133,801,358

Allowance for loan losses to loans outstanding	2.09%	1.83%

Deposits

Total deposits increased $37,445,137 or 25.13%, from December 31, 2010 to $186,428,876 at September 30, 2011. Total time deposits increased $6,491,890, or 6.95% to $99,924,206 at September 30, 2011. This increase was due to the decision of management to increase the concentration of brokered deposits to fund the HELOC purchase. Total interest-bearing and non-interest bearing transaction accounts increased $5,960,684 or 42.58% since December 31, 2010. There was an increase in savings and money market accounts as well, which increased $24,992,563 or 60.15%, to $66,544,475 at September 30, 2011. This increase in non time deposit accounts is a combination of the Bank instituting a revised market pricing strategy to attract new deposit accounts and implementing a retail initiative focusing on growing the core deposits of the Bank. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank (“FHLB”) but do not require collateralization like FHLB borrowings.

Balances within the major deposit categories as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Noninterest-bearing transaction accounts	$12,025,721	$7,225,888
Interest-bearing transaction accounts	7,734,474	6,773,623
Savings and money market	66,544,475	41,551,912
Time deposits $100,000 and over	10,798,406	7,742,179
Other time deposits	89,125,800	85,690,137

Total deposits	$186,428,876	$148,983,739

Advances from Federal Home Loan Bank

The Bank repaid $4,000,000 in funds borrowed from the Federal Home Loan Bank of Atlanta (FHLB) during the first nine months of 2011. Advances from the FHLB total $9,500,000 as of September 30, 2011 and $13,500,000 at December 31, 2010. The Bank utilizes the advances to fund loans and for general liquidity purposes. Advances from the Federal Home Loan Bank consisted of the following at September 30, 2011:

Description	Interest Rate	Amount
Convertible rate advances maturing:
August 22, 2012	Variable	$1,500,000
November 3, 2014	3.86%	8,000,000

		$9,500,000

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

2012	$1,500,000
2014	8,000,000

Total	$9,500,000

Item 2 – Management’s Discussion And Analysis of Financial Condition and Results of Operations – continued

Liquidity

Liquidity needs are met by the Company through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The Company also has the capacity to pledge certain loans as collateral for additional borrowings from FHLB during times when the comparable interest rate is favorable to the interest rate on deposit products. As of September 30, 2011, the Company’s primary sources of liquidity included cash and due from banks of $3,347,080, federal funds sold totaling $3,242,967, time deposits with other banks of $3,297,829 and securities available-for-sale totaling $29,381,244, credit availability with the Federal Home Loan Bank of $20,600,000 and unused lines of credit with correspondent banks to purchase federal funds totaling $6,500,000 at September 30, 2011.

Capital Resources

Total shareholders’ equity decreased $2,165,169 to $19,189,733 for the nine month period ended September 30, 2011. This is primarily the result of the net loss for the period of $2,407,920, and stock based compensation expense of $127,553 offset by $43,750 in dividends paid on preferred stock.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 2011 as well as the ratios to be considered “well capitalized.”

The following table summarizes the Company’s risk-based capital at September 30, 2011:

Shareholders’ equity	$19,189,733
Plus – unrealized (gain) loss on available-for-sale securities	(97,185)
Less – disallowed deferred tax assets	(1,579,000)

Tier 1 capital	$17,513,548

Plus – allowance for loan losses(1)	1,989,000

Total capital	$19,502,548

Risk-weighted assets	$157,644,000

Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	11.11%
Total capital (to risk-weighted assets)	12.37%
Leverage ratio	8.13%

(1)	Limited to 1.25% of risk-weighted assets

Item 2 – Management’s Discussion And Analysis of Financial Condition and Results of Operations – continued

Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Company’s customers at predetermined interest rates for a specified period of time. At September 30, 2011, the Company had issued commitments to extend credit of $9,418,976 through various types of commercial lending arrangements. All of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2011 (amounts in thousands):

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Greater Than One Year	Total

Unused commitments to extend credit	$685	$2,215	$1,351	$9,516	$13,767
Standby letters of credit	—	—	14	—	14

Totals	$685	$2,215	$1,365	$9,516	$13,781

Based on historical experience, many of the commitments and letters of credit will expire unfunded.

Accordingly, the amounts shown in the table above do not necessarily reflect the Company’s need for funds in the periods shown.

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

Item 4. Controls and Procedures

(a)	Based on their evaluation of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of September 30, 2011, our chief executive officer and chief financial officer concluded that such controls and procedures were effective.

(b)	There was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 3. Default Upon Senior Securities

As discussed in Note 11 of the Notes to Consolidated Financial Statements included with Part 1, Item 1, the Company deferred the payment of its regular quarterly cash dividends on its fixed rate cumulative perpetual preferred stock, series A, issued to the United States Department of the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program. Therefore, the Company is currently in arrears with the dividend payments on the series A preferred stock. As of September  30, 2011, the amount of the arrearage on the dividend payments for the series A preferred stock was $87,500.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files providing financial information from the Quarterly Report on Form 10-Q of AB&T Financial Corporation for the quarterly period ended September 30, 2011, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AB&T FINANCIAL CORPORATION

(Registrant)

By:	/s/ Daniel C. Ayscue
Daniel C. Ayscue
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files providing financial information from the Quarterly Report on Form 10-Q of AB&T Financial Corporation for the quarterly period ended September 30, 2011, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.