Form 10-K
period 2011-12-31
AB&T Financial CORP
filed 2012-04-09
CIK 1435161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-53249

AB&T FINANCIAL CORPORATION

(Exact Name of Registrant as specified in its charter)

NORTH CAROLINA	26-2588442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

292 West Main Avenue, Gastonia, North Carolina	28052
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (704) 867-5828

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $1.00 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,269,128.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 2,668,205 shares of common stock outstanding as of April 5, 2012

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2012 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Primary Market Area

The Registrant’s Primary Market Area (“PMA”) consists of Gaston and Cleveland Counties. The PMA has a population of over 304,000 with an average median household income of over $41,000.

At June 30, 2011, total deposits in the Registrant’s PMA exceeded $3.6 billion. As of December 31, 2011, the PMA reported moderate levels of unemployment (10.9% in Gaston County and 11.0% in Cleveland County) compared to state and national averages (9.8% and 8.3%, respectively). The leading economic components of Gaston and Cleveland Counties are manufacturing, services and retail trade. The largest employers in the Registrant’s PMA include Caromont Health, Gaston County Schools, Wal-Mart Distribution Center, Freightliner, Wix Filtration Corp., American & Efird, Pharr Yarns, Cleveland County Schools, Cleveland Regional Medical Center, Gaston County Administration, Gardner-Webb University, Cleveland Community College and Cleveland County Administration.

Competition

Commercial banking in North Carolina is extremely competitive with state laws long permitting statewide branching. In its market area, the Registrant competes directly for deposits with other commercial banks, savings and loan associations, agencies issuing U. S. Government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Registrant competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders that do business in its market area. The most recent current data indicates that there are 90 offices of commercial banks and savings institutions in the Registrant’s PMA (58 in Gaston County and 32 in Cleveland County).

Employees

The Registrant and the Bank currently employ 38 full-time employees and one part-time employee. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

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

Regulatory Developments

Consent Order. Effective February 1, 2012, the Bank entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Office of the Commissioner of Banks (the “Commissioner”) and the FDIC and the Commissioner issued the related Consent Order (the “Order”). The description of the Stipulation and the Order set forth below is qualified in its entirety by reference to the Stipulation and the Order, copies of which are filed herewith as exhibits 10.8 and 10.9, respectively, and incorporated herein by reference.

Management. The Bank is required to assess management’s ability to (1) comply with the requirements of the Order; (2) operate the Bank in a safe and sound manner; (3) comply with all applicable laws and regulations; and (4) improve the Bank’s asset quality, capital adequacy, earnings, management effectiveness, risk management, liquidity, and sensitivity to market risk. To assist with this assessment, the Bank was required to retain a consultant to develop a written analysis and assessment of the Bank’s management needs within 30 days of the effective date of the Order. The consultant’s management report must be developed within 60 days from the effective date of the Order. Within 30 days from receipt of the management report, the Bank must formulate a written management plan that incorporates the findings of the management report, a plan of action in response to each recommendation contained in the management report, and a time frame for completing each action.

Capital Requirements. While the Order is in effect, the Bank must maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 11%. If either of these capital ratios are below the required levels as of the date of any call report or regulatory examination, the Bank must, within 30 days from receipt of a written notice of capital deficiency from its regulators, present a plan to increase capital to meet the requirements of the Order.

Charge-Offs, Credits. The Order requires that the Bank eliminate from its books, by charge-off or collection, all assets or portions of assets classified “loss” and 50% of those assets classified “doubtful.” If an asset is classified “doubtful,” the Bank may alternatively charge off the amount that is considered uncollectible in accordance with the Bank’s written analysis of loan or lease impairment. The Order also prevents the Bank from extending, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “loss” or “doubtful” and is uncollected. The Bank may not extend, directly or indirectly, any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been classified “substandard.” These limitations do not apply if the Bank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.

Allowance for Loan and Lease Losses. Within 60 days of the effective date of the Order, the board of directors must review the adequacy of the allowance for loan and lease losses (the “ALLL”) and establish a policy for determining the adequacy of the ALLL.

Concentrations of Credit. Within 90 days from the effective date of the Order, the Bank must perform a risk segmentation analysis with respect to its concentrations of credit and must develop a written plan for systematically reducing and monitoring the Bank’s concentration of credit in revolving 1–4 family residential property loans to an amount commensurate with the Bank’s business strategy, management, expertise, size, and location.

Asset Growth. While the Order is in effect, the Bank must notify its regulators at least 60 days prior to undertaking asset growth that exceeds 10% or more per year or initiating material changes in asset or liability composition. The Bank’s asset growth cannot result in noncompliance with the capital maintenance provisions of the Order unless the Bank receives prior written approval from its regulators.

Restriction on Dividends and Other Payments. While the Order is in effect, the Bank cannot declare or pay dividends, pay bonuses, or pay any form of payment outside the ordinary course of business resulting in a reduction of capital without the prior written approval of its regulators. In addition, the Bank cannot make any distributions of interest, principal, or other sums on subordinated debentures without prior regulatory approval.

Brokered Deposits. The Order provides that the Bank may not accept, renew, or roll over any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits.

Loan Review. Within 60 days from the effective date of the Order, the Bank must review and revise its internal loan review and grading system to provide for the effective periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans and other extensions of credit on the basis of credit quality. Within 90 days from the effective date of the Order, the Bank must contract for an external loan review to assess the accuracy of the Bank’s loan grading system and the quality of credit underwriting and administrative practices.

HELOC Portfolio. Within 60 days from the effective date of the Order, the Bank must perform a comprehensive assessment of the risk posed by its home equity line of credit (“HELOC”) portfolio. The Bank must also develop and implement a plan to reduce the risk in the HELOC portfolio.

Call Reports. As required by the Order, the Bank has filed amended call report regarding the financial condition of the Bank as of March 31, 2011.

Written Plans and Other Material Terms. Under the terms of the Order, the Bank is required to prepare and submit the following written plans or reports to the FDIC and the Commissioner:

•	Plan to reduce assets of $250,000 or greater classified as “doubtful” or “substandard”

•	Plan and comprehensive budget for all categories of income and expense for the year 2012

•	Business/strategic plan covering the overall operation of the Bank

•	Plan to improve liquidity, contingency funding, interest rate risk, and asset liability management

•	Assessment of the Bank’s information technology function

•	Enterprise-wide disaster recovery/business continuity plan

•	Policy to provide adequate internal routines and controls within the Bank consistent with safe and sound banking practices

•	Independent testing of the Bank’s compliance with the Bank Secrecy Act and associated regulations

Under the Order, the Bank’s board of directors has agreed to increase its participation in the affairs of the Bank, including assuming full responsibility for the approval of policies and objectives for the supervision of all of the Bank’s activities. The Bank must also establish a board committee to monitor and coordinate compliance with the Order.

The Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

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

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). The Federal Reserve released a final rule on February 9, 2011 (effective on April 1, 2011) which requires a “banking entity,” a term that is defined to include banks like the Registrant, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve. On October 11, 2011, the federal banking agencies released for comment proposed regulations implementing the Volcker Rule. The public comment period closed on February 13, 2012. The proposal has been criticized and there is no consensus as to what the provisions will ultimately include. The Registrant will be reviewing the implications of the interagency rules on its investments once those rules are issued and will plan for any adjustments of its activities or its holdings in order to be in compliance by the announced compliance date.

A number of other provisions of the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

Regulation of the Bank

State Law. The Bank is subject to extensive supervision and regulation by the North Carolina Commissioner of Banks. The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Bank. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the DIF reserve ratio at 2.0%.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted and temporarily raised the standard limit of FDIC insurance coverage from $100,000 to $250,000 per depositor. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount (SMDIA) per depositor through December 31, 2013. On July 21, 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. The regulation was effective April 1, 2011.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. The Bank is subject to heightened capital requirements under the Consent Order issued by the FDIC and the Commissioner. The Consent Order requires the Bank to maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 11%. As of December 31, 2011, the Bank had a leverage ratio of 7.68% and a total risk-based capital ratio of 12.23%.

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

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. The FDIC Improvement Act provides for, among other things:

•	publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

•	the establishment of uniform accounting standards by federal banking agencies,

•

the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

•	additional grounds for the appointment of a conservator or receiver, and

•	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

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

Miscellaneous. The dividends that may be paid by the Bank are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless a bank’s capital surplus is at least 50% of its paid-in capital. In addition, the Consent Order prohibits the Bank from declaring or paying dividends without the prior written approval of its regulators.

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

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services;

•	acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community welfare; and

•	acquiring a savings and loan association.

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

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Registrant is not a financial holding company.

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

For additional information about this transaction and the Company’s participation in the Capital Purchase Program, please see Note 19 to the Company’s audited consolidated financial statements included with this report and the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2009.

As discussed above, the Dodd-Frank Act was signed into law in July 2010.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

•	a leverage capital requirement expressed as a percentage of adjusted total assets;

•	a risk-based requirement expressed as a percentage of total risk-weighted assets; and

•	a Tier 1 leverage requirement expressed as a percentage of adjusted total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others. As of December 31, 2011, the Registrant had Tier 1 and Total Risk-Based Capital of 7.68% and 12.23%, respectively. As of December 31, 2011, the Company was considered “well capitalized” under regulatory definitions, but based upon the February consent agreement, the Company’s capital levels are considered “adequately capitalized”.

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

Incentive Compensation Policies and Restrictions. Also in July 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies. Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

In addition, in March 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices of the Registrant to be consistent with the following principles: (1) compensation arrangements appropriately balance risk and financial reward; (2) such arrangements are compatible with effective controls and risk management; and (3) such arrangements are supported by strong corporate governance. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. The comment period has closed and a final rule has not yet been published.

Privacy and Information Security. The Registrant is subject to many federal and state laws and regulations governing requirements for maintaining policies and procedures to protect the non-public personal information of its customers. The Gramm-Leach-Bliley Act requires banks to periodically disclose their privacy policies and practices relating to sharing such information and enables retail customers to opt out of a bank’s ability to market to affiliates and non-affiliates under certain circumstances. The Gramm-Leach-Bliley Act also requires banks to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is not traded on any exchange. The common stock is quoted under the symbol “ABTO” on the OTC Bulletin Board and the OTCQB marketplace operated by OTC Markets Group Inc. Trading in stocks quoted on the OTC Bulletin Board and the OTCQB is often thin and may be characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospectus. No assurances can be made that there will be a market for the Registrant’s common stock in the future.

OTC Bulletin Board and OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board and OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Known stock trading prices are presented in the following table:

	High	Low
2011
First quarter	$2.25	$1.67
Second quarter	2.25	1.56
Third quarter	2.00	1.10
Fourth quarter	1.10	0.22
2010
First quarter	$3.50	$2.00
Second quarter	3.50	2.12
Third quarter	2.90	1.20
Fourth quarter	2.25	1.50

As of December 31, 2011, there were 628 record holders of the Registrant’s Common Stock.

As a bank holding company that does not engage in separate business activities of a material nature, the Registrant’s ability to pay cash dividends depends upon the cash dividends the Registrants receives from the Bank. As a state-chartered bank subject to North Carolina banking law, the Bank may not pay cash dividends to the Registrant unless the Bank’s capital surplus is at least 50% of its paid-in capital. Further, the Bank may only pay dividends out of retained earnings. At December 31, 2011, the Bank had a retained deficit of $9,520,211. In addition, the Consent Order described in Item 1 of this report prohibits the Bank from declaring or paying dividends without the prior written consent of its regulators.

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies such as the Registrant are not required to provide the information required by this item

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion describes our results of operations for 2011 as compared to 2010, and 2010 as compared to 2009, and also analyzes our financial condition as of December 31, 2011 as compared to December 31, 2010. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance in 2011, 2010, and 2009 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis” table to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

Naturally, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the “Provision and Allowance for Loan Losses” section, we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the “Noninterest Income and Expense” section.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Selected Financial Data

The following selected financial data for the years ended December 31, 2011 and 2010 is derived from the consolidated financial statements and other data of AB&T Financial Corporation. The selected financial data should be read in conjunction with the Registrant’s financial statements, including the accompanying notes, included elsewhere herein.

	2011	2010
Income Statement Data:
Interest income	$8,238,811	$7,020,976
Interest expense	2,087,386	2,067,261

Net interest income	6,151,425	4,953,715
Provision for loan losses	2,229,856	3,346,727

Net interest income after provision for loan losses	3,921,569	1,606,988
Noninterest income	579,440	853,339
Noninterest expense	7,238,377	5,843,384

Loss before income taxes	(2,737,368)	(3,383,057)
Income tax (benefit) expense	517,792	66,063

Net loss	$(3,255,160)	$(3,449,120)
Accretion of preferred stock	24,312	24,312
Preferred dividends paid	175,000	175,000

Net loss available to common shareholders	$(3,454,472)	$(3,648,432)

Balance Sheet Data:
Assets	$224,129,909	$184,488,829
Earning assets	211,503,850	175,054,372
Securities (1)	37,771,076	19,023,896
Loans (2)	163,039,560	148,289,512
Allowance for loan losses	3,272,645	5,225,914
Deposits	186,450,932	148,983,739
Shareholders’ equity	18,317,380	21,354,902
Per-Share Data:
Loss per share – basic	$(1.30)	$(1.37)
Loss per share – diluted	(1.30)	(1.37)
Book value (period end)	5.58	6.72

(1)

Marketable securities are all available for sale and recorded at their fair market value. Nonmarketable securities totaling $1,187,180 and $1,267,280 are included for 2011 and 2010, respectively. These securities are recorded at cost.

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

General

AB&T Financial Corporation (the “Company”) and Alliance Bank & Trust Company (the “Bank”) are headquartered in Gastonia, North Carolina. The principal business activity of the Bank is to provide banking services to domestic markets, principally in the Gastonia and Shelby, North Carolina metropolitan area. Our deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation.

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

Effective February 1, 2012, the Bank entered into a Stipulation to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks and the FDIC and the Commissioner issued the related Consent Order with respect to the Bank. The Consent Order includes a number of requirements and restrictions applicable to the Bank. Among other things, the Bank is subject to heightened capital requirements and is prohibited from paying dividends, bonuses, or any other payment outside the ordinary course of business resulting in a reduction of capital without the prior written approval of its regulators. A more detailed description of the Consent Order is included under Item 1 of this report. Copies of the Stipulation and the Consent Order are filed with this report as exhibits 10.8 and 10.9, respectively, and are incorporated herein by reference. The Consent Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

Results of Operations

For the year ended December 31, 2011, compared with year ended December 31, 2010

Net interest income increased $1,197,710 or 24.18% in 2011 from $4,953,715 in 2010. Average loans increased $26,547,838 or 19.26% from 2010 to 2011, the increase in net interest income was due primarily to an increase in net interest spread which increased from 2.84% in 2010 to 2.94% in 2011. The components of interest income were from loans, including fees of $7,734,845, federal funds sold of $20,547, and investment income of $466,278, and interest earning deposits of $17,141.

The Company’s net interest spread and net interest margin were 2.94% and 3.06%, respectively, in 2011 compared to 2.84% and 3.02%, respectively, in 2010. This represents a 4 basis point (1.32%) increase in net interest margin, primarily derived from the increase in the interest income from 2010. Yields on earning assets decreased in 2011. Yields on average earning assets decreased from 4.28% in 2010 to 4.10% in 2011 primarily as a result of a full year of depressed interest rates during 2011. At December 31, 2011 approximately 76.64% of the Company’s loans were variable rate loans tied to the prime rate, which reached its current low point of 3.25% in December 2008. Rates on average interest-bearing liabilities decreased from 1.45% in 2010 to 1.16% in 2011.

The provision for loan losses was $2,229,856 in 2011 compared to $3,346,727 in 2010. The charges to the provision were primarily to maintain the allowance for loan losses at a level management believes to be sufficient to cover possible future losses in the loan portfolio. Impaired loans as of December 31, 2011 increased to $24,312,809 from $14,338,761 as of December 31, 2010. Impaired loans as of December 31, 2011 were made up largely of credits secured by real estate. All impaired loans are currently within various stages of workouts and management feels that loss provisions placed against these credits are appropriate at this time.

Noninterest income decreased $273,899, or 32.10%, to $579,440 in 2011 from $853,339 in 2010. The largest component of noninterest income was from service charges on deposit accounts which increased $37,677 or 10.07%, to $411,724 for the year ended December 31, 2011, when compared to 2010. The primary reason for the decrease is a decrease in realized gains on sales of available for sale securities of $357,991 from 2010.

Noninterest expense increased $1,394,993 or 23.87%, to $7,238,377 in 2011 from $5,843,384 in 2010. In the first quarter of 2011, the Bank purchased a pool of home equity lines of credit (“HELOCs”). HELOC pool expense was $1,002,119 in 2011 and $0 in 2010. This amount represented the market value adjustment on the pool of HELOCs at the time of purchase. The largest component of noninterest expense was salaries and employee benefits which increased $239,449, or 9.85%, to

$2,671,261 for the year ended December 31, 2011. Losses and write downs on the sale of other real estate decreased $85,920 or 14.94%, to $489,080 in 2011 from $575,000 in 2010 due to the slowdown in the decrease in the value of foreclosed real estate in the markets we serve. The loss on sale of a real estate secured loan during 2011 and 2010 added an additional $79,395 and $281,293 noninterest expense. The sale of these two loans to independent investors, allowed the Company to forgo the costs of foreclosing on the property and additional time and disposition costs associated with its sale. FDIC Insurance premiums decreased $110,510 or 24.07% to $348,585 for the year ended December 31, 2011. The increase in other operating expenses in 2011 was also due to an increase in other real estate expense which increased from $375,897 in 2010 to $604,670 in 2011 and professional fees which increased from $302,234 in 2010 to $460,024 in 2011.

Our net loss was $3,255,160 in 2011 compared to a net loss of $3,449,120 in 2010. The net loss in 2011 is after the recognition of an income tax expense of $517,792, and the net loss in 2010 is after the recognition of an income tax expense of $66,063. The income tax expense and benefit was based on an effective tax rate of 1.22% and 2.01% for 2011 and 2010, respectively. The income tax expense reflects an increase in the deferred tax asset valuation allowance of $1,377,919. The decrease in the effective tax rates is due primarily to the valuation allowance on net operating loss carry forwards. Based on the Company’s projections of future taxable income over the next three years, cumulative tax losses over the previous three years, limitations on future utilization of various deferred tax assets under Internal Revenue Code, and available tax planning strategies, the Company has recorded a valuation allowance in the amount of $2.6 million. The Company has net operating loss carryfowards of approximately $6.7 million which will expire in 2031 if not utilized to offset taxable income prior to that date.

The decrease in income and subsequent net loss for 2011 was driven by multiple factors based upon the economic environment in which the Bank is currently operating. However, the primary factors in the decline of income continue to be losses associated with the loan portfolio and the extended margin compression associated with historically low levels of interest rates after 400 basis points of rate reductions by the Federal Reserve in 2008. As the Bank has been able to re-price deposits to decrease our cost of funds, the yield on our loan portfolio is still depressed as approximately 76.6% of our loan portfolio is variable based on the prime rate. A second factor was the provision for loan losses that the Bank added during the year along with the write down of other real estate owned of $234,000 to reflect changes in the value of real estate.

For the year ended December 31, 2010, compared with year ended December 31, 2009

Net interest income increased $1,097,040 or 28.45% in 2010 from $3,856,675 in 2009. Average loans decreased $2,767,489 or 1.97% from 2009 to 2010, the increase in net interest income was due primarily to an increase in net interest spread which increased from 2.18% in 2009 to 2.84% in 2010. The components of interest income were from loans, including fees of $6,592,205, federal funds sold of $22,545, investment income of $391,491, and interest earning deposits of $14,221.

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

The provision for loan losses was $3,346,727 in 2010 compared to $3,478,372 in 2009. The charges to the provision were primarily to maintain the allowance for loan losses at a level management believes to be sufficient to cover possible future losses in the loan portfolio. Impaired loans as of December 31, 2010 increased to $14,338,761 from $6,066,187 as of December 31, 2009. Impaired loans as of December 31, 2010 were made up largely of credits secured by real estate. All impaired loans are currently within various stages of workouts and management feels that loss provisions placed against these credits are appropriate at this time.

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

Our net loss was $3,449,120 in 2010 compared to a net loss of $2,886,518 in 2009. The net loss in 2010 is after the recognition of an income tax expense of $66,063, and the net loss in 2009 is after the recognition of an income tax benefit of $1,740,916. The income tax expense and benefit was based on an effective tax rate of 2.01% and 37.62% for 2010 and 2009, respectively. The decrease in the effective tax rates is due primarily to the valuation allowance on net operating loss carry forwards. The decrease in income and subsequent net loss for 2010 was driven by multiple factors based upon the economic environment in which the Bank is currently operating. However, the primary factors in the decline of income continue to be losses associated with the loan portfolio and the extended margin compression associated with historically low levels of interest rates after 400 basis points of rate reductions by the Federal Reserve in 2008. As the Bank has been able to re-price deposits to decrease our cost of funds, the yield on our loan portfolio is still depressed as approximately 77% of our loan portfolio is variable based on the prime rate. A second factor was the provision for loan losses that the Bank added during the year along with the write down of other real estate owned of $575,000 to reflect changes in the value of real estate.

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

Net Interest Income - continued

	For the year ended December 31, 2011			For the year ended December 31, 2010			For the year ended December 31, 2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning Assets:
Loans¹	$164,373,734	$7,734,845	4.71%	$137,825,896	$6,592,205	4.78%	$140,593,385	$6,763,059	4.81%
Securities, taxable	23,710,893	457,234	1.93%	12,964,681	386,902	2.98%	5,085,032	262,961	5.17%
Federal funds sold	9,191,069	20,547	0.22%	10,179,719	22,545	0.22%	3,641,423	11,433	0.31%
Interest earning deposits	2,625,018	17,141	0.65%	1,541,386	14,735	0.96%	5,670,272	59,808	1.05%
Nonmarketable equity Securities	1,151,085	9,044	0.79%	1,365,746	4,589	0.34%	1,403,078	4,279	0.30%

Total earning assets	201,051,799	8,238,811	4.10%	163,877,428	7,020,976	4.28%	156,393,190	7,101,540	4.54%

Cash items	2,569,434			2,220,629			7,172,835
Premises and equipment	3,808,113			3,913,583			4,060,044
Other assets	9,567,132			7,550,145			4,928,829
Allowance for loan losses	(4,179,000)			(2,773,232)			(2,319,974)

Total assets	$212,817,478			$174,788,553			$170,234,924

Liabilities:
Interest-Bearing Liabilities:
Interest-bearing transaction accounts	$7,769,577	54,891	0.71%	$5,758,500	46,382	0.81%	$4,818,359	46,145	0.96%
Savings and money market deposits	57,101,926	823,307	1.44%	30,000,288	438,187	1.46%	20,921,873	247,372	1.18%
Time deposits	104,109,806	954,037	0.92%	97,461,495	1,275,940	1.31%	91,637,602	2,266,897	2.47%
Federal Home Loan Bank advances	11,413,699	253,906	2.22%	9,249,315	304,332	3.29%	18,834,411	676,754	3.59%
Other borrowings	103,971	1,245	1.20%	242,181	2,420	1.00%	957,510	7,697	0.80%

Total interest-bearing liabilities	180,498,979	2,087,386	1.16%	142,711,779	2,067,261	1.45%	137,169,755	3,244,865	2.37%

Demand deposits	11,319,280			7,022,385			5,818,891
Accrued interest and other liabilities	277,134			230,289			242,999
Shareholders’ equity	20,722,085			24,824,100			27,003,279

Total liabilities and shareholders’ equity	$212,817,478			$174,788,553			$170,234,924

Net interest spread			2.94%			2.83%			2.18%

Net interest income		$6,151,425			$4,953,715			$3,856,675

Net interest margin[2]			3.06%			3.02%			2.47%

(1)	In 2011, the effect of fees collected on loans totaling $257,677 increased the annualized yield on loans by 0.16% from 4.55%. The effect on the annualized yield on earning assets was an increase of 0.13% from 3.97%. The effect on net interest spread and net interest margin was an increase of 0.13% and 0.13% from 2.81% and 2.93%, respectively. In 2011, the effect of nonaccrual loans averaging $13,064,974 decreased the annualized yield on loans by 0.40%.
(2)	Net interest income divided by average earning assets.

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

	2011 compared to 2010
	Due to increase (decrease) in
	Volume	Rate	Volume/Rate	Total
Interest income:
Loans	$1,269,782	$(106,607)	$(20,535)	$1,142,640
Securities, taxable (1)	287,710	(122,729)	(90,194)	74,787
Federal funds sold and other	302	105	1	408

Total interest income	1,557,794	(229,231)	(110,728)	1,217,835

Interest expense:
Interest-bearing deposits	472,583	(316,025)	(84,832)	71,726
Federal Home Loan Bank advances	71,215	(98,574)	(23,067)	(50,426)
Short-term borrowings	(1,381)	480	(274)	(1,175)

Total interest expense	542,417	(414,119)	(108,173)	20,125

Net interest income	$1,015,377	$184,888	$(2,555)	$1,197,710

	2010 compared to 2009
	Due to increase (decrease) in
	Volume	Rate	Volume/Rate	Total
Interest income:
Loans	$(133,126)	$(38,485)	$758	$(170,853)
Securities, taxable (1)	323,019	(89,992)	(108,775)	124,252
Federal funds sold and other	18,434	(41,624)	(10,770)	(33,960)

Total interest income	208,327	(170,101)	(118,787)	(80,561)

Interest expense:
Interest-bearing deposits	345,578	(1,009,263)	(136,220)	(799,905)
Federal Home Loan Bank advances	(344,410)	(57,042)	29,029	(372,423)
Short-term borrowings	(5,750)	1,871	(1,398)	(5,277)

Total interest expense	(4,582)	(1,064,434)	(108,589)	(1,177,605)

Net interest income	$212,909	$894,333	$(10,198)	$1,258,166

	2009 compared to 2008
	Due to increase (decrease) in
	Volume	Rate	Volume/Rate	Total
Interest income:
Loans	$381,423	$(1,803,033)	$(83,180)	$(1,504,790)
Securities, taxable (1)	64,797	(39,658)	(10,186)	14,953
Federal funds sold and other	(102,983)	(178,985)	63,659	(218,309)

Total interest income	343,237	(2,021,676)	(29,707)	(1,708,146)

Interest expense:
Interest-bearing deposits	296,253	(1,426,180)	(111,143)	(1,241,070)
Federal Home Loan Bank advances	(33,925)	13,210	(642)	(21,357)
Short-term borrowings	(43,658)	(45,091)	29,332	(59,417)

Total interest expense	218,670	(1,458,061)	(82,453)	(1,321,844)

Net interest income	$124,567	$(563,615)	$52,746	$(386,302)

(1)	Securities include nonmarketable equity securities.

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

Net Interest Income - continued

The following table sets forth our interest rate sensitivity at December 31, 2011

Interest Sensitivity Analysis

(Dollars in thousands)	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years	Total
Assets
Earning assets:
Loans	$51,817	$21,254	$61,043	$28,926	$163,040
Securities available for sale	—	21	12,415	24,148	36,584
Nonmarketable securities	1,187	—	—	—	1,187
Interest-bearing deposits in other banks	4,749	—	—	—	4,749
Federal funds sold	5,944	—	—	—	5,944

Total earning assets	63,697	21,275	73,458	53,074	211,504

Liabilities
Interest-bearing liabilities:
Interest - bearing deposits:
Demand deposits	8,613	—	—	—	8,613
Savings and money market deposits	72,594	—	—	—	72,594
Time deposits	18,455	35,866	39,908	—	94,229
Federal Home Loan Bank advances	—	—	19,000	—	19,000
Other borrowings	—	—	—	—	—

Total interest-bearing liabilities	99,662	35,866	58,908	—	194,436

Period gap	(35,965)	(14,591)	14,550	53,074	17,015

Cumulative gap	(35,965)	(50,556)	(36,006)	17,068

Ratio of cumulative gap to total earning assets	(17.00)%	(23.90)%	(17.02)%	8.07%

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

The December 31, 2011 allowance for loan losses, and, therefore indirectly the provision for loan losses for the year ended December 31,2011, was determined based on the following specific factors though not intended to be an all inclusive list:

•	The impact of the ongoing depressed overall economic environment, including those within our geographic market,

•	The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular those with real estate related loans,

•	The slowing of declining asset quality trends in our loan portfolio,

•	The increasing trend in the historical loan loss rates within our loan portfolio,

•	The results of our internal and independent loan reviews during the third and fourth quarters of 2011 resulting in loan downgrades,

•	Our individual impaired loan analysis which identified continued downward trends in appraised values and market assumptions used to value real estate dependent loans,

•	The level of charge offs already held in the portfolio.

For the years ended December 31, 2011 and 2010, the provision for loan losses was $2,229,856 and $3,346,727, respectively. On December 31, 2011, there were $12,214,610 in loans in nonaccrual status. On December 31, 2010, there were $10,257,374 in loans in nonaccrual status. Based on present information and an ongoing evaluation, it is management’s assessment that the allowance for loan losses as of December 31, 2011, was appropriate in light of the risk inherent within the loan portfolio. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses in 2011 or that additional increases in the allowance for loan losses will not be required.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the years ended December 31, 2011 and 2010.

Allowance for Loan Losses

Loan Loss and Recovery

	For the Year
	2011	2010	2009	2008	2007
Balance at beginning of year	$5,225,914	$2,408,990	$1,935,702	$1,370,235	$1,190,460
Provision for loan losses (1)	2,229,856	3,346,727	3,478,372	1,312,969	572,898
Charge-offs
Real Estate:
Construction	531,100	154,430	126,906	190,765	—
Commercial	1,271,479	0	461,134	—	—
Residential	1,525,948	366,100	254,100	132,768	239,770

Total real estate	3,328,527	520,530	842,140	323,533	239,770
Commercial & Industrial	1,283,737	61,120	2,176,132	443,250	145,763
Consumer & Other	170,900	130,082	122,643	95,581	7,590

Total charge-offs	4,783,164	711,732	3,140,915	862,364	393,123
Recoveries
Real Estate:
Construction	26,747	—	71,094	—	—
Commercial	0	—	—	—	—
Residential	459,125	122,590	—	65,833	—

Total real estate	485,872	122,590	71,094	65,833	—
Commercial & Industrial	23,704	3,572	—	18,000	—
Consumer & Other	90,463	55,767	64,737	31,029	—

Total recoveries	600,039	181,929	135,831	114,862	—

Net charge-offs	4,183,125	529,803	3,005,084	747,502	393,123

Balance at end of year	$3,272,645	$5,225,914	$2,408,990	$1,935,702	$1,370,235

Average loans, excluding loans held for sale	$164,373,734	$137,825,896	$140,593,385	$134,393,383	$104,763,265

Period end loans, excluding loans held for sale	$163,039,560	$148,289,512	$139,974,913	$139,670,266	$119,523,426

Net charge-offs to average loans, excluding loans held for sale	2.54%	.38%	2.14%	.56%	.38%

Allowance for loan losses to period end loans, excluding loans held for sale	2.00%	3.52%	1.72%	1.39%	1.15%

(1)	Net of reversal of specific reserves of $1,046,479 on loans sold in conjunction with the HELOC Portfolio acquisition.

Allocation of the Allowance for Loan Losses

	2011		2010		2009
	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)
Real Estate:

Construction	$428,043	13.09%	$1,133,180	21.68%	$457,357	18.99%

Commercial	999,259	30.53%	1,532,386	29.32%	251,634	10.45%

Residential	1,104,617	33.75%	1,690,850	32.36%	444,670	18.46%

Total real estate loans	2,531,919	77.37%	4,356,416	83.36%	1,153,661	47.89%

Commercial and Industrial	552,459	16.88%	636,627	12.18%	311,216	12.92%

Consumer	6,266	.19%	6,676	.13%	16,557	.69%

Unallocated	182,001	5.56%	226,195	4.33%	927,556	38.50%

Total	$3,272,645	100.00%	$5,225,914	100.00%	$2,408,990	100.00%

(1)	Percent of loans in each category to total loans

Transactions in the allowance for loan losses for the year ended December 31, 2011 are summarized as follows:

	Real Estate
	Construction	Commercial	Residential	Commercial and Industrial	Consumer & Other	Unallocated	Total

Balance, beginning of year	$1,133,180	$1,532,386	$1,690,850	$636,627	$6,676	$226,195	$5,225,914
Provision charged to operations	(200,784)	738,352	480,590	1,175,865	80,027	(44,194)	2,229,856
Recoveries	26,747	—	459,125	23,704	90,463	—	600,039
Charge-offs	(531,100)	(1,271,479)	(1,525,948)	(1,283,737)	(170,900)	—	(4,783,164)

Balance, end of year	$428,043	$999,259	$1,104,617	$552,459	$6,266	$182,001	$3,272,645

Nonperforming Assets

Nonperforming Assets. As of December 31, 2011 and 2010, loans in nonaccrual status totaled approximately $12,215,000 and $10,257,000, respectively. There were no loans past due ninety days or more and still accruing interest as of December 31, 2011 and as of December 31, 2010, there were approximately $1,870,000. Assets held as other real estate totaled $5,605,042 and $6,402,263 in 2011 and 2010, respectively.

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

Nonperfoming Assets

(dollars in thousands)

	December 31
	2011	2010	2009	2008	2007
Nonaccrual loans	$12,215	$10,257	$6,001	$2,693	$864

Loan past due 90 or more days and still accruing interest	—	1,870	63	9	598

Total nonperforming loans	12,215	12,127	6,064	2,702	1,462
Foreclosed real estate	5,605	6,402	2,050	2,296	821
Repossessed assets	—	—	—	—	—

Total nonperforming assets	$17,820	$18,529	$8,114	$4,998	$2,283

Allowance for loan losses	$3,273	$5,226	$2,409	$1,936	$1,370

Nonperforming loans to period end loans, excluding loans held for sale	7.49%	8.18%	4.33%	1.93%	1.22%

Allowance for loan losses to period end loans, excluding loans held for sale	2.01%	3.52%	1.72%	1.39%	1.15%

Nonperforming assets as a percentage of:
Loans and foreclosed assets	10.57%	11.98%	5.71%	3.52%	1.90%
Total assets	7.95%	10.04%	4.59%	2.93%	1.55%

Ratio of allowance for loan losses to nonperforming loans	26.8%	43.1%	39.7%	71.6%	93.7%

Troubled Debt Restructurings (TDRs). On a loan by loan basis, management determines whether an account that experiences financial difficulties should be modified as to its interest rate or repayment terms to maximize the Company’s collection of its balance. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from restructured loans once repayment performance, in accordance with the modified agreements, has been demonstrated over several payment cycles. Loans that have interest rates reduced below comparable market rates remain classified as restructured loans; however, interest income is accrued at the reduced rate as long as the customer complies with the revised terms and conditions. Restructured loans totaled approximately $9,893,000 at December 31, 2011, compared to $10,256,000 at December 31, 2010, of which approximately $6,807,000 and $8,679,000 were accruing interest at the respective period ends. Restructured loans not accruing interest are included in nonaccrual loans. The increase in restructured loans resulted from increased demand for modifications or renewals of loans in 2011, during a period of continued economic downturn, in which many borrowers have experienced financial challenges.

Potential Problem Loans. Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment of the Company’s credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At December 31, 2011, through our internal review mechanisms, we had identified $17,582,368 of criticized loans and $20,549,614 of classified loans. The results of this internal review process are considered in determining our assessment of the adequacy of the allowance for loan losses.

Our criticized loans increased from $8,671,253 at December 31, 2010 to $17,582,368 at December 31, 2011. Total classified loans decreased from $21,517,717 at December 31, 2010 to $20,549,614 at December 31, 2011. The increase in criticized loans as of period end is made up of loans primarily secured by real estate assets. The Bank also has a credit facility to an operating entity closely tied to the residential building industry which has been negatively impacted by the deterioration in the construction industry. The Bank is currently working to resolve these criticized loans and minimize further negative impacts to the Bank.

Noninterest Income and Expense

Noninterest Income. The largest component of noninterest income was service charges on deposit accounts. The following table sets forth the principal components of noninterest income for the years ended December 31, 2011 and 2010.

	2011	2010
Service charges on deposit accounts	$411,724	$374,047
Gain on the sale of securities	52,196	410,187
Other income	115,520	69,105

Total noninterest income	$579,440	$853,339

Noninterest Expense. Salaries and employee benefits comprised the largest component of noninterest expense and totaled $2,671,261 for the year ended December 31, 2011 as compared to $2,431,812 for the year ended December 31, 2010. Loss on sale and write down of other real estate decreased from 2010 by approximately $85,920 to $489,080. Other operating expenses totaled $2,286,750 for the year ended December 31, 2011, compared to $1,722,815 for the year ended December 31, 2010. The increase in other operating expenses was due primarily to the increase in professional fees and expenses associated with other real estate owned.

Noninterest Income and Expense - continued

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2011 and 2010.

	2011	2010
Salaries and employee benefits	$2,671,261	$2,431,812
HELOC pool expense	1,002,119	—
Net occupancy expense	195,708	197,111
FDIC insurance	348,585	459,095
Other insurance	59,222	28,640
Advertising and marketing expense	69,176	86,519
Office supplies, stationary and printing	78,803	92,657
Data processing	160,130	146,204
Professional fees	460,024	302,234
Furniture and equipment expense	165,479	176,258
Telephone	54,382	48,311
Postage	86,941	48,210
Other real estate expense	604,670	375,897
Loss on sale of loans	79,395	281,293
Loss on sale of other real estate	489,080	575,000
Other	713,402	594,143

Total noninterest expense	$7,238,377	$5,843,384

Balance Sheet Review

General. At December 31, 2011, we had total assets of $224,129,909, consisting principally of $159,766,915 in net loans, $37,771,076 in investments, $5,944,001 in federal funds sold, $3,741,759 in net premises, furniture and equipment, and $4,890,563 in cash and due from banks compared to December 31, 2010 when the Bank had total assets of $184,488,829, an increase of 21.49%. Total assets in 2010 consisted principally of $143,063,598 in net loans, $19,023,896 in investments, $4,150,670 in federal funds sold, $3,861,622 in net premises, furniture and equipment and $3,924,571 in cash and due from banks.

At December 31, 2011, the Bank had liabilities totaling $205,812,529, consisting principally of $186,450,932 in deposits, and $19,000,000 in advances from the Federal Home Loan Bank. This was an increase of 26.16% over the total liabilities at December 31, 2010 which totaled $163,133,927 and consisted principally of $148,983,739 in deposits, and $13,500,000 in advances from Federal Home Loan Bank.

At December 31, 2011 shareholders’ equity equaled $18,317,380 a decrease of 14.22% compared to the 2010 year ending equity balance of $21,354,902. This decrease is primarily due to the net loss for the year of $3,255,160 plus dividends on preferred stock of $43,750.

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which we attempt to control and counterbalance. Loans averaged $164,373,734 in 2011 as compared to $137,825,896 in 2010. At December 31, 2011 total loans were $163,039,560 or 9.94% higher than the December 31, 2010 balance of $148,289,512. This increase is primarily as a result of the HELOC portfolio acquisition.

The following table sets forth the composition of the loan portfolio by category at December 31, 2011 and 2010 and highlights our general emphasis on real-estate lending.

Balance Sheet Review - continued

Composition of Loan Portfolio

Portfolio Loan Summary (1)

(Dollars in Thousands)

	December 31
	2011		2010		2009		2008		2007
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real Estate—

Construction	$14,389	8.8%	$23,068	15.6%	$29,444	21.0%	$28,594	20.5%	$26,405	22.1%

Commercial	61,432	37.7%	61,413	41.4%	47,570	34.0%	42,893	30.7%	36,495	30.5%

Residential	65,843	40.4%	43,562	29.4%	46,869	33.5%	48,815	35.0%	39,254	32.8%

Total real estate	141,664	86.9%	128,043	86.4%	123,883	88.5%	120,302	86.2%	102,154	85.5%

Commercial and industrial	20,827	12.8%	19,351	13.0%	15,220	10.9%	18,320	13.1%	16,242	13.6%

Consumer	548	0.3%	896	0.6%	872	0.6%	1,048	0.7%	1,127	0.9%

Total	$163,039	100.0%	$148,290	100%	$139,975	100.0%	$139,670	100.0%	$119,523	100.0%

Allowance for Loan Losses	$3,272		$5,226		$2,409		$1,936		$1,370

Net Loans	$159,767		$143,064		$137,566		$137,734		$118,153

(1)	Excluding loans held for sale

The largest component of loans in our loan portfolio is real estate mortgage loans. At December 31, 2011 real estate mortgage loans totaled $127,275,000 and represented 78.06% of the total loan portfolio. At December 31, 2010, real estate mortgage loans totaled $104,975,000 and represented 70.79% of the total loan portfolio.

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

Residential 1 to 4 family real estate loans totaled $65,843,000 at December 31, 2011 and $43,562,000 at December 31, 2010. Residential 1 to 4 family real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential and construction real estate loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $75,821,000 at December 31, 2011 and $84,481,000 at December 31, 2010. The demand for residential and commercial real estate loans in the market remains strong due to the low interest rate environment.

On or about March 25, 2011, Alliance Bank and Trust entered into a purchase and sale (swap) agreement whereby it exchanged approximately $4,058,458 in largely non-performing loans and cash of $24,490,950, for a pool of residential mortgage home equity loans with a par value of $27,095,572. The pool had an estimated fair value of $26,093,437. The non-performing loans were transferred without recourse. The Bank received as additional consideration a credit enhancement in the amount of $2,700,000 to be deposited at the Bank. To date, the transaction has performed as agreed, given the continued turmoil in the residential real estate market. The Bank currently maintains a credit enhancement against the stated value of the mortgage home equity portfolio in the amount of $1,406,039. The Bank reviews the credit enhancement quarterly to determine if an additional provision for loan loss should be recorded for probable losses in the portfolio.

Our loan portfolio also includes consumer loans. At December 31, 2011 and 2010, consumer loans totaled $548,000 and $896,000 and represented 0.34% and 0.60% of the total loan portfolio, respectively.

Our loan portfolio reflects the diversity of our market. Our home office is located in Gastonia, North Carolina and we have branches in Shelby and Kings Mountain, North Carolina. We expect the area to remain stable with slower but continued growth in the near future. The diversity of the economy creates opportunities for all types of lending. We do not engage in foreign lending.

We use underwriting procedures and criteria we believe minimize the risk of loan delinquencies and losses, but banks routinely incur losses in their loan portfolios. However, regardless of the underwriting criteria we use, we will experience loan losses from time to time in the ordinary course of our business, and some of those losses will result from factors beyond our control. These factors include, among other things, changes in market, economic, business or personal conditions, or other events (including changes in market interest rates), that affect our borrowers’ abilities to repay their loans and the value of properties that collateralize loans. Recent difficulties in the state and national economy and housing market, declining real state values, high unemployment, and loss of consumer confidence, have resulted and may continue to result in increasing loan delinquencies and loan losses for all financial institutions.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for us. The following table sets forth our loans maturing within specified intervals at December 31, 2011. The Company does not actively market loans for sale, but considers all options related to non-performing loans and potential reduction of criticized assets.

Balance Sheet Review - continued

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

December 31, 2011 (Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial and industrial	$7,589,587	$12,982,606	$255,000	$20,827,193
Real estate	35,677,793	71,803,713	34,182,763	141,664,269
Consumer and other	80,113	432,828	35,157	548,098

	$43,347,493	$85,219,147	$34,472,920	$163,039,560

Loans maturing after one year with:
Fixed interest rates				23,519,879
Floating interest rates				96,172,188

				$119,692,067

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

Investment Securities. The investment securities portfolio is also a component of our total earning assets and includes securities available for sale and nonmarketable equity securities. Total securities available for sale averaged $23,710,893 in 2011 as compared to $12,964,681 in 2010. Total nonmarketable equity securities averaged $1,151,085 in 2011 as compared to $1,365,746 in 2010. At December 31, 2011, the total securities portfolio was $37,771,076 as compared to $19,023,896 at December 31, 2010. The increase in available for sale securities is due to the Bank’s emphasis in increasing on balance sheet liquidity during 2011.

The following table sets forth the scheduled maturities and average yields of securities available for sale at December 31, 2011. The table excludes nonmarketable equity securities.

Investment Securities Maturity Distribution and Yields

	After One but Within Five Years		After Five but Within Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Agency securities	$4,331	1.410%	$3,360	2.646%	$6,769	2.345%
Mortgage-backed securities	$8,047	1.887%	$9,289	1.705%	$4,736	2.668%

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “—Net Interest Income—Interest Sensitivity.”

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold, averaged $9,191,069 in 2011 and $10,179,719 in 2010. At December 31, 2011 and 2010, short-term investments totaled $5,944,001 and $4,150,670, respectively. These funds are an important source of our liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

Deposits. Average total deposits totaled $180,300,589 during 2011 as compared to $140,242,668 during 2010. At December 31, 2011, total deposits were $186,450,932 as compared to $148,983,739 at December 31, 2010. Average interest-bearing liabilities totaled $180,498,979 in 2011 as compared to $142,711,779 in 2010.

Balance Sheet Review - continued

The following table sets forth our deposits by category as of December 31, 2011 and 2010.

Deposits

	2011		2010
	Amount	Percent of Deposits	Amount	Percent of Deposits
Noninterest-bearing demand deposits	$11,015,012	5.91%	$7,225,888	4.85%
NOW interest bearing deposits	8,612,889	4.62	6,773,623	4.55
Savings and money market accounts	72,594,258	38.94	41,551,912	27.89
Time deposits less than $100,000	71,493,309	38.34	85,690,137	57.51
Time deposits $100,000 and over	22,735,464	12.19	7,742,179	5.20

Total Deposits	$186,450,932	100%	$148,983,739	100%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $163,715,468 at December 31, 2011.

Deposits, and particularly core deposits, have been a primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 87.44% and 99.53% at December 31, 2011 and 2010, respectively. The maturity distribution of our time deposits over $100,000 at December 31, 2011, is set forth in the following table:

Maturities of Certificates of Deposit of $100,000 or More

(Dollars in thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Certificates of deposit of $100 or more	$882	$595	$6,914	$14,344	$22,735

Certificates of deposits over $100,000 in the aggregate amount of $882,000, had scheduled maturities within three months, and approximately $8,045,000, or 35.39%, had maturities within twelve months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. The total certificates of deposit greater than $100 thousand in the above table does not include approximately $1,173,000 in certificates greater than $100 thousand held in individual retirement accounts.

Federal Home Loan Bank Advances. Total advances from the Federal Home Loan Bank were $19,000,000 at December 31, 2011, compared to $13,500,000 at December 31, 2010. The average of Federal Home Loan Bank advances outstanding was $11,413,699 during 2011, compared to $9,249,315 during 2010. Advances from the Federal Home Loan Bank serve as a secondary funding source. Advances from the Federal Home Loan Bank mature at different periods as discussed in the notes to the financial statements and are secured by the Bank’s investment in Federal Home Loan Bank stock and real estate loan portfolio.

Other Borrowings. Other borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, averaged $103,971 in 2011 as compared to $242,181 in 2010 and totaled $0 at December 31, 2011 and December 31, 2010. The maximum amount at any month end in 2011 was $248,988 and had a weighted average interest rate during the year of .75%. The maximum amount at any month end in 2010 was $5,070,000 and had a weighted average interest rate during the year of 1.00%. The repurchase agreements are collateralized by investment securities.

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

In addition, the Bank is subject to heightened capital requirements under the Consent Order issued by the FDIC and the Commissioner. The Consent Order (discuss in detail in Item 1) requires the Bank to maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 11%. As a result of the Company being below 8% at December 31, 2011 Management and the board mush develop a plan to increase capital levels.

Information regarding our capital and capital ratios at December 31, 2011 and 2010 as set forth in the following table.

Analysis of Capital and Capital Ratios

December 31, (Dollars in thousands)	2011	2010
Tier 1 capital	$17,039	$19,823
Tier 2 capital	1,968	1,865

Total qualifying capital	$19,007	$21,688

Risk-adjusted total assets (including off-balance sheet exposures)	$155,426	$146,226

Tier 1 risk-based capital ratio	7.68%	13.56%
Total risk-based capital ratio	12.23%	14.83%
Tier 1 leverage ratio	10.96%	11.26%

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2011, we had issued commitments to extend credit of $12,007,653 through various types of commercial lending arrangements. All of these commitments to extend credit had variable rates. The Company also had standby letters of credit which totaled $14,000.

The following table sets forth the length of time until maturity for unused commitments to extend credit at December 31, 2011.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Greater Than One Year	Total
Unused commitments to extend credit	$851,356	$1,434,465	$2,424,517	$7,297,315	$12,007,653

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2011 as filed with this annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions which have a material impact on the carrying value of certain assets and liabilities. These accounting policies are considered to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and results of operations.

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

Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. We also have the ability to obtain funds from various financial institutions should the need arise. The amount available under such agreements was $22,500,000 at December 31, 2011. In addition, we have the ability to borrow from the Federal Home Loan Bank. Our available credit with the Federal Home Loan Bank was $14,800,000 at December 31, 2011.

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

Forward-Looking Information

Statements contained in this report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Registrant with the Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”,

“might”, “planned”, “estimated”, and “potential”. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Registrant that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Bank’s operations, pricing, products and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies such as the Registrant are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

AB&T FINANCIAL CORPORATION AND

ALLIANCE BANK & TRUST COMPANY

Consolidated Financial Statements

Years ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

AB&T Financial Corporation

Gastonia, North Carolina

We have audited the accompanying consolidated balance sheets of AB&T Financial Corporation and subsidiary, (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AB&T Financial Corporation and subsidiary, as of December 31, 2011 and 2010 and the related statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Elliott Davis, PLLC

Elliott Davis, PLLC

Charlotte, North Carolina

April 6, 2012

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,890,563	$3, 924,571
Federal funds sold	5,944,001	4,150,670

Total cash and cash equivalents	10,834,564	8,075,241

Time deposits with other banks	3,300,572	789,721
Investments:
Securities available for sale	36,583,896	17,756,616
Nonmarketable equity securities	1,187,180	1,267,280

Total investments	37,771,076	19,023,896

Loans receivable	163,039,560	148,289,512
Less allowance for loan losses	(3,272,645)	(5,225,914)

Loans, net	159,766,915	143,063,598
Premises, furniture and equipment, net	3,741,759	3,861,622
Accrued interest receivable	686,389	676,898
Other real estate owned	5,605,042	6,402,263
Other assets	2,423,592	2,595,590

Total assets	$224,129,909	$184,488,829

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$11,015,012	$7,225,888
Interest-bearing transaction accounts	8,612,889	6,773,623
Savings and money market	72,594,258	41,551,912
Time deposits $100,000 and over	22,735,464	7,742,179
Other time deposits	71,493,309	85,690,137

Total deposits	186,450,932	148,983,739

Federal funds purchased and securities sold under agreements to repurchase	—	360,143
Advances from the Federal Home Loan Bank	19,000,000	13,500,000
Accrued interest payable	77,580	66,787
Other liabilities	284,017	223,258

Total liabilities	205,812,529	163,133,927

Commitments and contingencies (Notes 12 and 21)
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, issued and outstanding – 3,500 at December 31, 2011 and 2010.	3,434,532	3,410,220
Common stock, $1.00 par value, 11,000,000 shares authorized; and 2,678,205 shares issued and outstanding at December 31, 2011 and 2010	2,678,205	2,678,205
Treasury stock, at cost (10,000 shares at December 31, 2011 and 2010)	(55,600)	(55,600)
Warrants	136,850	136,850
Capital surplus	21,912,257	21,787,729
Retained deficit	(9,820,211)	(6,540,739)
Accumulated other comprehensive income (loss)	31,347	(61,763)

Total shareholders’ equity	18,317,380	21,354,902

Total liabilities and shareholders’ equity	$224,129,909	$184,488,829

The accompanying notes are an integral part of the consolidated financial statements

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

For the years ended December 31, 2011 and 2010

	2011	2010
Interest income:
Loans, including fees	$7,734,845	$6,592,205
Securities available-for-sale, taxable and nonmarketable equity securities	466,278	391,491
Federal funds sold	20,547	22,545
Money Market deposit	—	514
Time deposits with other banks	17,141	14,221

Total interest income	8,238,811	7,020,976

Interest expense:
Time deposits $100,000 and over	149,933	192,714
Other deposits	1,682,302	1,567,795
Federal Home Loan Bank advances	253,906	304,332
Other borrowings	1,245	2,420

Total interest expense	2,087,386	2,067,261

Net interest income	6,151,425	4,953,715
Provision for loan losses	2,229,856	3,346,727

Net interest income after provision for loan losses	3,921,569	1,606,988

Noninterest income:
Service charges on deposit accounts	411,724	374,047
Gain on sale of available for sale securities	52,196	410,187
Other	115,520	69,105

Total noninterest income	579,440	853,339

Noninterest expenses:
Salaries and employee benefits	2,671,261	2,431,812
Net occupancy	195,708	197,111
Furniture and equipment	165,479	176,258
FDIC Insurance premiums	348,585	459,095
Loss on sale of loans	79,395	281,293
Losses on sale and write down of other real estate	489,080	575,000
HELOC pool purchase discount	1,002,119	—
Other operating	2,286,750	1,722,815

Total noninterest expense	7,238,377	5,843,384

Loss before income taxes	(2,737,368)	(3,383,057)
Income tax expense	517,792	66,063

Net loss	$(3,255,160)	$(3,449,120)

Accretion of preferred stock to redemption value	24,312	24,312
Preferred stock dividends	175,000	175,000

Net loss available to common shareholders	$(3,454,472)	$(3,648,432)

Losses per common share
Basic	$(1.30)	$(1.37)

Diluted	$(1.30)	$(1.37)

Average shares outstanding
Basic	2,668,205	2,668,205

Diluted	2,668,205	2,668,205

The accompanying notes are an integral part of the consolidated financial statements

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

For the years ended December 31, 2011 and 2010

(dollars in thousands except for share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Treasury Stock	Warrants	Capital Surplus	Retained Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Total
Balance, December 31, 2009	2,678,205	$2,678	3,500	$3,386	$(56)	$137	$21,734	$(3,067)	$80	$24,892
Net loss from operations								(3,449)		(3,449)
Other comprehensive loss net of tax									(142)	(142)

Total Comprehensive loss										(3,591)
Accretion of preferred stock to redemption value				24				(24)		—
Dividends, preferred							(175)			(175)
Stock-based employee compensation							228			228

Balance December 31, 2010	2,678,205	2,678	3,500	3,410	(56)	137	21,787	(6,540)	(62)	21,354

Net loss from operations								(3,255)		(3,255)
Other comprehensive income net of tax									93	93

Total Comprehensive loss										(3,162)
Accretion of preferred stock to redemption value				25				(25)		—
Dividends, preferred							(43)			(43)
Stock-based employee compensation							168			168

Balance December 31, 2011	2,678,205	$2,678	3,500	$3,435	$(56)	$137	$21,912	$(9,820)	$31	$18,317

The accompanying notes are an integral part of the consolidated financial statements

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(3,255,160)	$(3,449,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	2,229,856	3,346,727
Depreciation expense	182,248	169,309
Discount accretion and premium amortization	275,235	106,465
Loss on sale of other real estate	252,214	7,108
Loss on write down of other real estate	233,711	566,140
Loss on sale of loans	79,395	281,293
Discount on purchased loans	1,002,119	—
Gain on sale of securities available for sale	(52,196)	(410,187)
Deferred income tax expense	500,173	(31,772)
Increase in accrued interest receivable	(9,491)	(110,580)
Increase in accrued interest payable	10,793	11,618
(Decrease) increase in other assets	(387,973)	949,736
Increase in other liabilities	60,759	110,927
Stock-based compensation expense	168,278	227,436

Net cash provided by operating activities	1,289,961	1,775,100

Cash flows from investing activities:
Purchases of securities available for sale	(28,637,262)	(25,291,202)
Paydowns of securities available for sale	3,425,782	3,092,599
Purchases of nonmarketable equity securities	(177,700)	—
Proceeds from sale of nonmarketable equity securities	257,800	145,900
Proceeds from sale of securities available for sale	6,314,069	9,544,331
(Purchases) maturities of time deposits with other banks, net	(2,510,851)	506,806
Net increase in loans receivable	(821,309)	(16,323,908)
Purchase of HELOC Portfolio	(24,490,950)	—
Purchases of premises, furniture and equipment	(62,385)	(78,054)
Capitalized other real estate expenses	(372,816)	(236,908)
Proceeds from sale of loans	4,283,458	1,593,994
Proceeds from sale of other real estate	1,698,226	915,888

Net cash used by investing activities	(41,093,938)	(26,130,554)

Cash flows from financing activities:
Net increase in deposits	37,467,193	5,313,947
(Decrease) increase in federal funds purchased	(360,143)	360,143
Increase in Federal Home Loan Bank advances	5,500,000	5,500,000
Preferred dividends paid	(43,750)	(175,000)

Net cash provided by financing activities	42,563,300	10,999,090

Net increase (decrease) in cash and cash equivalents	2,759,323	(13,356,364)
Cash and cash equivalents, beginning of year	8,075,241	21,431,605

Cash and cash equivalents, end of year	$10,834,564	$8,075,241

Supplemental disclosure of cash flow information:
Transfer of loans to real estate acquired in settlement of loans	$1,014,114	$5,604,219

Interest paid	$2,076,593	$2,055,643

Taxes paid	$—	$—

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Gaston and Cleveland counties in North Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is aware of one concentration of loans to classes of borrowers that would be similarly affected by economic conditions.

The purchase of the HELOC portfolio in 2011, created a concentration in 1-4 family second liens. As such, management is required by the Consent Order (See Note 2) to develop a plan to reduce this concentration.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g., principal deferral periods, loans

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

with initial interest-only periods, etc.), and loans with high loan-to-value ratios. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e., balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

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

Securities Available-for-Sale - Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account. Aggregate market valuation adjustments are recorded in shareholders’ equity net of deferred income taxes. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of Federal Home Loan Bank and Community Bankers Bank. These stocks have no quoted market value and no ready market for them exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At December 31, 2011 and 2010, the Company’s investment in Federal Home Loan Bank stock was $1,142,000 and $1,222,100, respectively. At December 31, 2011 and 2010, investment in Community Bankers Bank was $45,180.

Loans Receivable - Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned.

When serious doubt exists as to the collectability of a loan or when a loan becomes contractually 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected at their contractual terms. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected consistent with the contract. At December 31, 2011 and 2010, loans in impaired status totaled $24,312,809 and $14,338,761, respectively.

Allowance for Loan Losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. The allowance is based upon past loan loss experience, current economic conditions that may affect the borrowers’ ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

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

Other Real Estate Owned - Other real estate owned includes real estate acquired through foreclosure. Other real estate owned is initially recorded at fair value and then carried at the lower of cost (principal balance of the former loan plus costs of improvements) or estimated fair value less estimated selling costs. Any write-downs at the dates of foreclosure are charged to the allowance for loan losses. Expenses to maintain such assets and subsequent valuation writedowns are included in other expenses. Gains and losses on disposal are included in noninterest income or expense. The following tables detail the other real estate owed by a property type as of December 31, 2011 and 2010.

	December 31,
	2011	2010
By property type:
Construction	$3,153,583	$3,172,743
1-4 residential	1,433,469	2,361,197
Nonfarm, nonresidential	1,017,990	868,323

Balance at end of period	$5,605,042	$6,402,263

	For the Year
	2011	2010
Rollforward:
Balance at beginning of year	$6,402,263	$2,050,272
Additions from loans	1,134,756	5,834,019
Sales	1,698,266	915,888
Write-downs	233,711	566,140

Balance at end of period	$5,605,042	$6,402,263

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

In the event the future tax consequences of differences between the financial reporting base and the tax bases of the Company’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Advertising Expense - Advertising and public relations costs are expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent. Advertising and public relations costs of approximately $69,176 and $86,519 were included in the Company’s results of operations for 2011 and 2010, respectively.

Stock-Based Compensation - Compensation expense is recognized as salaries and benefits in the consolidated statement of operations. In calculating the compensation expense for stock options, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model. There were no options granted in 2011 or 2010.

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

The approximate components of other comprehensive income and related tax effects are as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Unrealized gains on securities available for sale	$205,000	$178,000
Reclassification adjustment for gains realized in net income	(52,000)	(410,000)

Net unrealized gains on securities	153,000	(232,000)
Tax effect	(60,000)	90,000

Net of tax amount	$93,000	$(142,000)

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

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. See Note 5.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 have been presented in Note 6.

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

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

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

Reclassifications - Certain amounts in the 2010 consolidated financial statements were reclassified to conform to the 2011 presentation. These reclassifications had no effect on shareholders’ equity or results of operations as previously presented.

Subsequent Events – In preparing these financial statements, the Company has evaluated events and transactions through our filing date for potential recognition or disclosure in the Consolidated Financial statements.

NOTE 2 - CONSENT ORDER

Effective February 1, 2012, the Bank stipulated to the issuance of a Consent Order (the “Order”) issued by the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks (the “Commissioner”). Although the Company neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Order, which under the terms of the Order, the Bank is required, among other things, to do the following: increase Board participation in the affairs of the Bank and establish a program to oversee compliance with the Order; ensure that the Bank has and retains qualified management and develop a written management plan based upon the findings of an independent third party management assessment; achieve and maintain (i) a total risk based capital ratio of at least 11%, and (ii) a Tier 1 leverage ratio of at least 8%; charge off all assets classified as “Loss” and 50% of those assets classified as “Doubtful;” develop a comprehensive policy for determining the adequacy of the Bank’s ALLL; formulate a plan to reduce the risk exposure for each asset or relationship in excess of $250,000 classified as “Substandard” or “Doubtful;” refrain from extending credit to any borrower whose extension of credit has been, in whole or in part, charged-off or classified as “Loss” or “Doubtful” and is uncollected; refrain from extending credit to any borrower who has a loan or other extension of credit from the Bank that has been classified as “Substandard;” perform a risk segmentation analysis on and develop a written plan to systematically reduce and monitor the Bank’s concentration of credit in revolving 1–4 family residential property loans; review and revise its loan review and grading system; review and revise the Bank’s strategic plan and comprehensive budget; review and revise its liquidity, contingent funding and asset liability management plan; develop and implement a written policy for interest rate management; and eliminate and/or correct all violations of rules and regulations noted by the Bank’s regulators.

The Order further prohibits the Bank from declaring or paying dividends or bonuses without prior regulatory approval. The Bank may not accept, renew, or roll over any brokered deposits unless it is in compliance with FDIC regulations governing brokered deposits. Furthermore, while the Consent Order is in effect, the Bank must notify its regulators at least sixty days prior to undertaking asset growth that exceeds 10% or more per year.

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the Commissioner. Failure to meet the requirements of the Consent Order could result in additional regulatory action.

Quarterly written progress reports to the FDIC and Commissioner are required by the Order.

Due to the Bank’s recent receipt of the Consent Order, the Bank is not in compliance with its terms as of the filing date of these financial statements. However management and the Board are aggressively working to fulfill the terms of the agreement.

NOTE 3 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions. At December 31, 2011 and 2010, the requirement was met by the cash balance in the vault.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
December 31, 2011
U.S. Agency securities	$14,459,782	$15,842	$27,925	$14,447,699
Mortgage-backed securities	22,072,375	98,033	34,211	22,136,197

Total	$36,532,157	$113,875	$62,136	$36,583,896
December 31, 2010
Mortgage-backed securities	$17,857,784	$40,753	$141,921	$17,756,616

Total	$17,857,784	$40,753	$141,921	$17,756,616

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 4 - INVESTMENT SECURITIES - continued

The following is a summary of maturities of securities available-for-sale as of December 31, 2011. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-for-Sale
	Amortized Costs	Estimated Fair Value
Due in one year or less	$20,704	$21,324
Due after one year but within five years	12,377,980	12,415,012
Due after five years but within ten years	12,682,129	12,680,294
Due after ten years	11,451,344	11,467,266

	$36,532,157	$36,583,896

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

	Less than twelve months		Twelve months or more		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
December 31, 2011
U.S. agency securities	$6,364,844	$27,925	$240,914	$—	$6,605,758	$27,925
Mortgage-backed securities	5,204,043	31,970	—	2,241	5,204,043	34,211

Total	$11,568,887	$59,895	$240,914	$2,241	$11,809,801	$62,136

December 31, 2010
Mortgage-backed securities	$12,247,383	$141,921	$—	$—	$12,247,383	$141,921

Total	$12,247,383	$141,921	$—	$—	$12,247,383	$141,921

Securities classified as available-for-sale are recorded at fair market value. There were no securities in a continuous loss position for twelve months or more as of December 31, 2010. Of the securities in an unrealized loss position as of December 31, 2011, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

At December 31, 2011 and 2010, investment securities with a book value of $169,616 and $278,544 and a market value of $170,705 and $283,288, respectively, were pledged as collateral for the securities sold under agreements to repurchase. For the year ended December 31, 2011 proceeds from available for sale securities totaled $6,314,069 resulting in gross gains of $52,196. For the year ended December 31, 2010 proceeds from available for sale securities totaled $9,544,331 resulting in gross gains of $410,187.

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 5 – LOANS RECEIVABLE

Major classifications of loans receivable at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Real estate – construction	$14,388,838	$23,068,291
Real estate – commercial	61,432,346	61,412,742
Real estate – residential	65,843,085	43,561,911
Commercial and industrial	20,827,193	19,350,893
Consumer and other	548,098	895,675

Total gross loans	$163,039,560	$148,289,512

As of December 31, 2011 and 2010, loans individually evaluated and considered impaired were as follows:

	December 31,
	2011	2010

Total loans considered impaired at period end	$24,312,809	$14,338,761

Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	11,549,090	11,489,266
Related allowance established	1,524,967	2,783,404

Loans considered impaired for which no related allowance for loan loss was established	12,763,719	2,849,495

Average annual investment in impaired loans	29,156,825	14,370,750

Interest income recognized on impaired loans during the period of impairment cash basis	$757,680	$219,029

The following table represents the balance in the allowance for loan losses and recorded investment in loans by portfolio segment on impairment method as of December 31, 2011:

	Real Estate			Commercial &	Consumer
	Construction	Commercial	Residential	Industrial	& Other	Unallocated	Total
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$237,212	$623,884	$566,818	$97,053	$—	$—	$1,524,967
Collectively evaluated for impairment	190,831	375,375	537,799	455,406	6,266	182,001	1,747,678

Total	$428,043	$999,259	$1,104,617	$552,459	$6,266	$182,001	$3,272,645

Loans:
Loans individually evaluated for impairment	$5,151,906	$12,559,956	$5,865,347	$716,852	$18,748	$—	$24,312,809
Loans collectively evaluated for impairment	9,236,932	48,872,390	36,449,125	20,110,341	529,350	—	115,198,138
Loans acquired with deteriorated credit quality	—	—	23,528,613	—	—	—	23,528,613

Total	$14,388,838	$61,432,346	$65,843,085	$20,827,193	$548,098	$—	$163,039,560

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 5 - LOANS RECEIVABLE - continued

The following table represents the balance in the allowance for loan losses and recorded investment in loans by portfolio segment on impairment method as of December 31, 2010:

	Real Estate			Commercial &
	Construction	Commercial	Residential	Industrial	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$823,975	$637,723	$878,725	$442,981	$—	$—	$2,783,404
Collectively evaluated for impairment	309,205	894,663	812,125	193,646	6,676	226,195	2,442,510

Total	$1,133,180	$1,532,386	$1,690,850	$636,627	$6,676	$226,195	$5,225,914

Loans:
Loans individually evaluated for impairment	$5,048,519	$3,540,487	$4,331,447	$1,418,308	$—	$—	$14,338,761
Loans collectively evaluated for impairment	18,019,772	57,872,255	39,230,464	17,932,585	895,675	—	133,950,751

Total	$23,068,291	$61,412,742	$43,561,911	$19,350,893	$895,675	$—	$148,289,512

The following table presents loans individually evaluated for impairment as of December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$132,854	$132,854	$—	$164,197	$7,155
Consumer & other	18,748	18,748	—	21,603	1,379
Real estate:
Construction	2,470,326	2,470,327	—	2,752,629	118,664
Mortgage – residential	4,481,501	3,314,583	—	4,461,693	105,621
Mortgage – commercial	7,971,288	6,827,208	—	9,427,284	323,105
With an allowance recorded:
Commercial, and industrial	583,998	583,998	97,053	600,966	9,032
Real estate:
Construction	2,681,579	2,681,579	237,212	2,689,031	44,557
Mortgage – residential	2,550,764	2,550,764	566,818	2,646,315	10,757
Mortgage – commercial	5,732,748	5,732,748	623,884	6,393,107	137,410

Total	$26,623,806	$24,312,809	1,524,967	29,156,825	$757,680

The following table presents loans individually evaluated for impairment as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:

Commercial and industrial	$49,555	$49,555	$—	$49,765	$—
Real estate:
Construction	2,494,797	2,494,797	—	2,494,797	—
Mortgage – residential	—	—	—	—
Mortgage – commercial	304,395	304,395	—	305,143
With an allowance recorded:
Commercial, and industrial	1,368,753	1,368,753	442,981	1,371,776	12,446
Real estate:
Construction	2,553,722	2,553,722	823,975	2,554,097	16,327
Mortgage – residential	5,086,632	4,331,447	878,725	4,356,514	147,806
Mortgage – commercial	3,236,092	3,236,092	637,723	3,238,658	42,450

Total	$15,093,946	$14,338,761	$2,783,404	$14,370,750	$219,029

Transactions in the allowance for loan losses for the year ended December 31, 2011 are summarized as follows:

	Real Estate			Commercial	Consumer
	Construction	Commercial	Residential	and Industrial	& Other	Unallocated	Total

Balance, beginning of year	$1,133,180	$1,532,386	$1,690,850	$636,627	$6,676	$226,195	$5,225,914
Provision charged to operations(1)	(200,784)	738,352	480,590	1,175,865	80,027	(44,194)	2,229,856
Recoveries	26,747	—	459,125	23,704	90,463	—	600,039
Charge-offs	(531,100)	(1,271,479)	(1,525,948)	(1,283,737)	(170,900)	—	(4,783,164)

Balance, end of year	$428,043	$999,259	$1,104,617	$552,459	$6,266	$182,001	$3,272,645

(1)	Amount is net of the reversal of $1,046,479 specific reserves which were recorded on loans sold in conjunction with the HELOC portfolio acquisition. Of the total amount $777,246 related to real estate construction loans and $269,233 related to residential real estate loans.

Transactions in the allowance for loan losses for the years ended December 31, 2010 are summarized as follows:

	Real Estate			Commercial	Consumer
	Construction	Commercial	Residential	and Industrial	& Other	Unallocated	Total

Balance, beginning of year	$457,357	$251,634	$444,670	$311,216	$16,557	$927,556	$2,408,990
Provision charged to operations	830,253	1,280,752	1,489,690	382,959	64,434	(701,361)	3,346,727
Recoveries	—	—	122,590	3,572	55,767	—	181,929
Charge-offs	(154,430)	—	(366,100)	(61,120)	(130,082)	—	(711,732)

Balance, end of year	$1,133,180	$1,532,386	$1,690,850	$636,627	$6,676	$226,195	$5,225,914

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 5 - LOANS RECEIVABLE - continued

	December 31, 2011		December 31, 2010
	Nonaccrual	Accruing loans delinquent for 90 days or more	Nonaccrual	Accruing loans delinquent for 90 days or more

Commercial and industrial	$218,676	$—	$1,207,596	$433,325
Real estate:
Construction	3,485,061	—	1,285,564	24,575
Mortgage – residential	4,164,644	—	4,223,726	1,056,621
Mortgage – commercial	4,339,334	—	3,540,488	349,867
Consumer & other	6,895	—	—	4,963

Total	$12,214,610	$—	$10,257,374	$1,869,351

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2011:

	30 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$27,499	$—	$218,676	$246,175	$20,581,018	$20,827,193
Real estate:
Construction	470,688	—	3,485,061	3,955,749	10,433,089	14,388,838
Mortgage – residential	249,040	—	4,164,644	4,413,684	61,429,401	65,843,085
Mortgage – commercial	654,801	—	4,339,334	4,994,135	56,438,211	61,432,346
Consumer & other	3,799	—	6,895	10,694	537,404	548,098

Total	$1,405,827	$—	$12,214,610	$13,620,437	$149,419,123	$163,039,560

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2010:

	30 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$148,926	$433,325	$1,207,596	$1,789,847	$17,561,046	$19,350,893
Real estate:
Construction	2,469,828	24,575	1,285,564	3,779,967	19,288,324	23,068,291
Mortgage – residential	837,087	1,056,621	4,223,726	6,117,434	37,444,477	43,561,911
Mortgage – commercial	642,994	349,867	3,540,488	4,533,349	56,879,393	61,412,742
Consumer	22,326	4,963	—	27,289	868,386	895,675

Total	$4,121,161	$1,869,351	$10,257,374	$16,247,886	$132,041,626	$148,289,512

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $250 thousand or $1.0 million, depending on loan type, and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis with the most recent analysis performed at December 31, 2011. The Company uses the following definitions for risk ratings:

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

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 5 - LOANS RECEIVABLE - continued

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk category of loans and leases is as follows:

At December 31, 2011

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$16,442,783	$3,992,117	$392,293	$—	$—	$20,827,193
Real estate:
Construction	6,661,777	2,671,055	5,056,006	—	—	14,388,838
Mortgage – residential	55,509,327	4,952,469	5,381,288	—	—	65,843,084
Mortgage – commercial	45,775,112	5,955,956	9,701,279	—	—	61,432,347
Consumer	518,579	10,771	18,748	—	—	548,098

Total	$124,907,578	$17,582,368	$20,549,614	$—	$—	$163,039,560

At December 31, 2010

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$17,317,162	$624,237	$524,303	$885,191	$—	$19,350,893
Real estate:
Construction	16,578,691	2,395,478	3,618,125	475,997	—	23,068,291
Mortgage – residential	33,862,736	2,269,002	6,269,672	1,160,501	—	43,561,911
Mortgage – commercial	49,470,261	3,367,398	8,575,083	—	—	61,412,742
Consumer	871,691	15,138	8,846	—	—	895,675

Total	$118,100,541	$8,671,253	$18,996,029	$2,521,689	$—	$148,289,512

At December 31, 2011 and 2010, we do not have loans defined as subprime.

On March 25, 2011, the Company completed a loan “swap” transaction accounted for as a transfer of financial assets, which included the purchase of a pool of residential mortgage home equity loans with a par value of $27,095,572 (an estimated fair value of $26,093,437). The residential mortgage home equity loan portfolio (portfolio) was purchased from a private equity firm in exchange for a combination of $4,058,458 in unpaid principal balance of certain non-performing loans and cash of $24,490,950. The non-performing loans were transferred without recourse and were carried at fair value prior to the exchange, in accordance with accounting standards. The Company obtained a third party valuation of the assets and will amortize approximately $850,000 in loan purchase adjustment (as a result of the fair value measurement) as a yield adjustment over the expected life of the loans. As a result of the transaction, the Company recorded a discount on the purchased loans of $1,002,119 and was able to eliminate $1,046,479 in recorded specific loan loss reserves. As of December 31, 2011 the bank held $1,406,039 in cash reserves against any future loan defaults. As such, there is no additional allowance provided for the HELOC portfolio. The Bank reviews the sufficiency of the cash reserves on a quarterly basis to determine if an additional provision for loan loss should be recorded for probable losses in the portfolio.

NOTE 6 – TROUBLED DEBT RESTRUCTURES

As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the year of adoption (December 31, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $9,892,503, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $381,039. During the year ended December 31, 2011, the Bank charged $494,997 to the allowance relating to impairment charges on restructured loans.

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 6 - TROUBLED DEBT RESTRUCTURES - continued

	For the year ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial & Industrial	1	$82,748	$82,748
Consumer & other	—	—	—
Real estate:
Construction	—	—	—
Mortgage - residential	—	—	—
Mortgage - commercial	1	1,161,576	1,161,576

	2	$1,244,324	$1,244,324

During the year ended December 31, 2011, we modified two loans that were considered to be troubled debt restructurings. We shortened the terms for both of these loans and the interest rate was lowered for one of these loans. Restructured loans must perform for six months prior to being returned to accrual status. The Bank only modifies loans that are considered troubled debt restructurings, as no such loans were modified 2011 that were not considered troubled debt restructurings.

The following table, by loan category, presents loans determined to be troubled debt restructurings, which defaulted during the year ended December 31, 2011.

	For the year ended December 31, 2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted During the Period:
Commercial & Industrial	1	$28,464
Consumer & other	1	7,841
Real estate:
Construction	2	375,253
Mortgage - residential	5	1,348,124
Mortgage - commercial	2	3,242,948

Total	11	$5,002,630

	As of December 31, 2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings at Period End:
Accruing:
Commercial & Industrial	3	$406,567
Consumer & other	—	—
Real estate:
Construction	1	872,581
Mortgage - residential	1	254,115
Mortgage - commercial	4	5,274,597

Total	9	$6,807,860

Nonaccruing:
Commercial & Industrial	1	$27,984
Consumer & other	1	6,895
Real estate:
Construction	1	258,991
Mortgage - residential	3	811,929
Mortgage - commercial	4	1,978,844

Total	10	$3,084,643

In the determination of the allowance for loan losses, all TDRs are reviewed to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or observable market price) is adhered to. All nonaccrual loans are written down to their corresponding collateral value. All TDR nonaccruing loans and where the loan balance exceeds the present value of cash flow will have a specific allocation. All TDR loans are considered impaired. Under ASC 310-10, a loan is impaired when it is probable that the bank will be unable to collect all amounts due including both principal and interest according to the contractual terms of the loan agreement.

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 7 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010
Buildings	$2,841,763	$2,841,763
Land	1,022,587	1,022,587
Leasehold and land improvements	104,450	104,450
Furniture and equipment	696,812	670,683
Software	116,062	79,806

Total	4,781,674	4,719,289
Less, accumulated depreciation	(1,039,915)	(857,667)

Premises, furniture and equipment, net	$3,741,759	$3,861,622

Depreciation expense for the years ended December 31, 2011 and 2010 was $182,248 and $169,309, respectively.

NOTE 8 - DEPOSITS

At December 31, 2011, the scheduled maturities of certificates of deposit and individual retirement accounts were as follows:

Maturing In:	Amount
2012	$54,320,545
2013	25,811,594
2014	11,131,321
2015	1,996,301
2016	969,012

Total	$94,228,773

At December 31, 2011 the Bank had $45,228,000 in brokered deposits, maturing over a three year period. Based upon terms of the Consent Agreement, the Bank may not renew or obtain new brokered deposits during the term of the agreement.

NOTE 9 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had federal funds purchased and securities sold under agreements to repurchase which generally mature within one day. At December 31, 2011, and 2010 the Company had $0 and $360,143 securities sold under agreements to repurchase. At December 31, 2011 and 2010, there were no federal funds purchased.

NOTE 10 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following at December 31, 2011 and 2010:

Description	Interest Rate	2011	2010
Fixed rate advances maturing:
October 28, 2014	.9475%	$11,000,000	—
November 3, 2014	2.84%	$8,000,000	$8,000,000
Variable rate advances maturing:
May 5, 2011	Variable	—	5,500,000

		$19,000,000	$13,500,000

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 10 - ADVANCES FROM THE FEDERAL HOME LOAN BANK - continued

At December 31, 2011, scheduled principal reductions of Federal Home Loan Bank advances are due in 2014:

As collateral, the Company has pledged first mortgage loans on one to four family residential loans totaling $15,864,912, multifamily loans totaling $2,982,432 and commercial real estate loans totaling $15,572,080 at December 31, 2011 (see Note 5). Certain advances are subject to prepayment penalties.

NOTE 11 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Current portion
Federal	$17,619	$98,534
State	—	—

Total current	17,619	98,534

Deferred income tax expense (benefit)	(877,746)	(1,244,869)
Change in valuation allowance on deferred tax assets	1,377,919	1,212,398

Income tax expense (benefit)	$517,792	$66,063

The gross amounts of deferred tax assets and deferred tax liabilities are as follows at December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Allowance for loan losses	$610,476	$1,621,584
Nonaccrual interest on loans	370,418	218,166
Net operating loss carryforward	2,647,823	873,318
Stock compensation	247,398	210,414
Unrealized loss on securities	—	39,232
Other real estate owned	383,753	448,371
Other	24,029	16,528

Total deferred tax assets	4,283,897	3,427,613
Less valuation allowance	(2,590,317)	(1,212,398)

Net deferred tax assets	1,693,580	2,215,215

Deferred tax liabilities:
Accumulated depreciation	40,115	58,419
Unrealized gain on securities	20,566	—
Organization and start-up costs	119,404	68,232
Other	12,920	28,638

Total deferred tax liabilities	193,005	155,289

Net deferred tax asset (included in other assets)	$1,500,575	$2,059,926

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 11 - INCOME TAXES - continued

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net revised realizable value. At December 31, 2011 and 2010, the Company’s gross deferred tax asset totaled $4.3 million and $3.4 million, respectively. Based on the Company’s projections of future taxable income over the next three years, cumulative tax losses over the previous three years, limitations on future utilization of various deferred tax assets under Internal Revenue Code, and available tax planning strategies, the Company recorded a cumulative valuation allowance in the amount of $2.6 million at December 31, 2011. The Company has net operating loss carryfowards of approximately $6.7 million which will expire in 2031 if not utilized to offset taxable income prior to that date.

The Company is subject to U.S. federal and North Carolina state income tax. Tax authorities in various jurisdictions may examine the Company. The Company and the Bank are not subject to federal and state income tax examinations for taxable years prior to 2008.

A reconciliation between the income tax expense (benefit) and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	For the years ended December 31,
	2011	2010
Tax expense (benefit) at statutory rate	$(828,705)	$(1,151,239)
State income tax, net of federal income tax benefit	(105,371)	(142,565)
Stock compensation expense	24,596	33,243
Valuation allowance	1,377,919	1,212,398
Other, net	49,353	114,226

	$517,792	$66,063

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions at December 31, 2011.

NOTE 12 - LEASES

The Company leases a Kings Mountain branch location. The operating lease had an original term of two years and three months, expiring on March 31, 2010. The lease currently renews on a month-to-month basis. Under the terms of the lease, the monthly rental payment is $2,650 or $31,800 per year.

The total lease expense included in the statement of operations for the years ended December 31, 2011 and December 31, 2010 was $35,966 and $36,191, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Bank. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. As of December 31, 2011 and 2010, the Company had related party loans totaling approximately $6,611,623 and $7,000,934, respectively.

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 13 - RELATED PARTY TRANSACTIONS - continued

Deposits by directors, officers and their related interests, as of December 31, 2011 and 2010 approximated $1,030,539 and $1,988,388, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 15 - STOCK COMPENSATION PLANS

In 2005, the shareholders approved the Incentive Stock Option Plan (Incentive Plan) and the Nonstatutory Stock Option Plan (Nonstatutory Plan). The Incentive Plan provides for the granting of up to 267,755 stock options to purchase shares of the Company’s common stock to officers and employees of the Company. The Company may grant awards for a term of up to ten years from the effective date of the Plan. Options may be exercised up to ten years after the date of grant. The per-share exercise price will be determined by the Option Committee of the Board of Directors, except that the exercise price of an incentive stock option may not be less than fair market value of the common stock on the grant date. At December 31, 2011, 183,922 options had been granted under the Incentive Plan.

The Nonstatutory Plan provides for the granting of up to 267,755 stock options to purchase shares of the Company’s common stock to Directors of the Company. The Company may grant awards for a term of up to ten years from the effective date of the Plan. Options may be exercised up to ten years after the date of grant. The per-share exercise price will be determined by the Board of Directors, except that the exercise price of a nonstatutory stock option may not be less than fair market value of the common stock on the grant date. At December 31, 2011, 243,911 options had been granted under the Nonstatutory Plan.

A summary of the status of our stock option plans as of December 31, 2011 and 2010, and changes during the periods then ended are presented below.

	December 31, 2011		December 31, 2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	364,789	$7.67	427,833	$7.65
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	3,226	7.28
Forfeited	4,216	7.05	63,044	7.38

Outstanding at end of year	357,347	$7.71	364,789	$7.67

The following table summarizes information about stock options outstanding under the Company’s plans at December 31, 2011:

	Outstanding	Exercisable
Number of options	357,347	270,888
Weighted average remaining life (in years)	5.8	5.5
Weighted average exercise price	$7.71	$7.94
Compensation charged to pretax income	$168,278
Approximate future compensation of options	$197,326
Weighted average years remaining to recognize future compensation	2.0

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 15 - STOCK COMPENSATION PLANS - continued

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) for options outstanding and exercisable at December 31, 2011 amounted to $0. This amount represents what would have been received by the option holder had all option holders exercised their options on December 31, 2011. The intrinsic value changes are based on changes in the fair market value of the Company’s stock.

The Company measures the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following assumptions: the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant; the dividend yield is based on the Company’s dividend yield at the time of the grant (subject to adjustment if the dividend yield on the grant date is not expected to approximate the dividend yield over the expected life of the options); the volatility factor is based on the historical volatility of the Company’s stock (subject to adjustment if historical volatility is reasonably expected to differ from the past); the weighted-average expected life is based on the historical behavior of employees related to exercises, forfeitures and cancellations. These assumptions are summarized in Note 1 to these financial statements.

NOTE 16 - EARNINGS (LOSSES) PER COMMON SHARE

Basic earnings (losses) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Due to there being a net loss for 2011 and 2010, the dilutive common share equivalents outstanding totaling 357,347 and 364,789 at December 31, 2011 and 2010, respectively were antidilutive; therefore, basic loss per share and diluted earnings per share were the same.

	2011	2010
Basic earnings (loss) per share computation:
Net earnings (loss) available to common shareholders	$(3,454,472)	$(3,648,432)

Average common shares outstanding – basic	2,668,205	2,668,205

Basic net earnings (loss) per share	$(1.30)	$(1.37)

	2011	2010
Diluted earnings (losses) per share computation:
Net earnings (loss) available to common shareholders	$(3,454,472)	$(3,648,432)

Average common shares outstanding – basic	2,668,205	2,668,205
Incremental shares from assumed conversions:
Stock options and warrants	—	—

Average common shares outstanding – diluted	2,668,205	2,668,205

Diluted earnings (loss) per share	$(1.30)	$(1.37)

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 17 - REGULATORY MATTERS

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

In addition, the Bank is subject to heightened capital requirements under the Consent Order issued by the FDIC and the Commissioner (See Note 2). The Consent Order requires the Bank to maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 11%.

As of December 31, 2011, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action. As described above, the Bank became subject to the heightened capital requirements of the Consent Order effective February 1, 2012, and immediately became classified as “adequately capitalized”.

The following table summarizes the capital amounts and ratios of the Company and the Bank and the regulatory minimum requirements at December 31, 2011 and 2010.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2011
The Company
Total capital (to risk-weighted assets)	$19,007	12.23%	$12,459	8.00%	$	N/A	N/A
Tier 1 capital (to risk-weighted assets)	17,039	10.96%	6,230	4.00%		N/A	N/A
Tier 1 capital (to average assets)	17,039	7.68%	8,859	4.00%		N/A	N/A
The Bank
Total capital (to risk-weighted assets)	$19,007	12.23%	$12,459	8.00%		$15,573	10.00%
Tier 1 capital (to risk-weighted assets)	17,039	10.96%	6,230	4.00%		7,787	6.00%
Tier 1 capital (to average assets)	17,039	7.68%	8,859	4.00%		11,074	5.00%
December 31, 2010
The Company
Total capital (to risk-weighted assets)	$21,688	14.83%	$11,698	8.00%	$	N/A	N/A
Tier 1 capital (to risk-weighted assets)	19,823	13.56%	5,849	4.00%		N/A	N/A
Tier 1 capital (to average assets)	19,823	11.26%	7,041	4.00%		N/A	N/A
The Bank
Total capital (to risk-weighted assets)	$21,674	14.82%	$11,706	8.00%		$14,623	10.00%
Tier 1 capital (to risk-weighted assets)	19,804	13.54%	5,849	4.00%		8,774	6.00%
Tier 1 capital (to average assets)	19,804	11.20%	7,105	4.00%		8,882	5.00%

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 18 - UNUSED LINES OF CREDIT

At December 31, 2011, the Company had lines of credit to purchase federal funds up to $2,500,000 from unrelated financial institutions. At December 31, 2011, the Company had no outstanding borrowings on these lines. Under the terms of the arrangements, the Company may borrow at mutually agreed-upon rates for periods varying from one to thirty days. The Company also has a line of credit to borrow funds from the Federal Home Loan Bank up to 15% of the Bank’s total assets, which totaled $33,619,000 as of December 31, 2011. As of December 31, 2011 the Bank had $19,000,000 in advances on this line. Based on the terms of the credit agreements, the lines of credit may be cancelled based on the credit decisions of the lenders.

NOTE 19 - PREFERRED STOCK AND WARRANTS

On January 23, 2009, the Company entered into a Letter Agreement with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company issued and sold to the Treasury (1) 3,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock”) and (2) warrants to purchase 80,153 shares of the Company’s common stock, $1.00 par value per share, for an aggregate purchase price of $3,500,000 in cash. The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Company may redeem the Preferred Stock subject to consultation with the appropriate federal banking agency. The Preferred Stock is generally nonvoting. The warrant has a 10-year term and is immediately exercisable upon its issuance, with an initial per share exercise price of $6.55. The warrant has anti-dilution protections, registration rights, and certain other protections for the holder. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

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

At the request of the Federal Reserve Bank of Richmond, the Company deferred the quarterly dividend payment on the shares of Series A Preferred Stock issued to the U.S. Treasury pursuant to the Capital Purchase Program (the “CPP”) commencing with the payment due May 15, 2011. This payment was the first dividend payment deferred. As part of the CPP, the Company entered into a letter agreement with the Treasury on January 23, 2009, which includes a Securities Purchase Agreement-Standard Terms. The Company also amended its articles of incorporation to set forth the terms of the Series A Preferred Stock. Under the Company’s amended articles of incorporation, dividends compound if they accrue and are not paid. A failure to pay a total of six such dividends, whether or not consecutive, gives the Treasury the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. As of the date of this report, the total arrearage was $131,250. The Company anticipates paying the accrued dividends in the future to avoid triggering the Treasury’s ability to elect directors to the Company’s Board of Directors.

NOTE 20 - RESTRICTIONS ON DIVIDENDS, LOANS, OR ADVANCES

The Company’s dividend payments will be made from dividends received from the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank. Under the terms of the Consent Order effective February 1, 2012, the bank is not permitted to declare or pay dividends without prior regulatory approval.

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 21 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2011 and 2010:

	2011	2010
Commitments to extend credit	$12,008,000	$10,483,000
Financial standby letters of credit	14,000	100,000

	$12,022,000	$10,583,000

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries, other securities that are highly liquid and are actively traded in over-the-counter markets and money market funds.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bond, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans. Our available for sale investments are valued using a pricing service through our bond record keeper, which we have verified with a third party.

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assets measured at fair value on a recurring basis are as follows as of December 31, 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investments:
U.S. Agency securities Mortgage-backed securities	$—	$14,447,699 22,136,197	$—

Total	$—	$36,583,896	$—

Assets measured at fair value on a recurring basis are as follows as of December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investments
Mortgage-backed securities	$—	$17,756,616	$—

Total	$—	$17,756,616	$—

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at December 31, 2011 or 2010.

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Assets measured at fair value on a non-recurring basis are as follows as of December 31, 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$24,312,809	$—
Other real estate owned		5,605,042

Total	$—	$29,917,851	$—

Assets measured at fair value on a non-recurring basis are as follows as of December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$14,338,761	$—
Real estate acquired through foreclosure		6,402,263

Total	$—	$20,741,024	$—

The Company had no liabilities carried at fair value or measured at fair value on a non-recurring basis at December 31, 2011 or 2010.

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

The following table summarizes fair value estimates as of December 31, 2011 and 2010 for financial instruments, as defined by ASC Topic 825, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and financial instruments recorded at fair value on a recurring basis at December 31, 2011 and 2010.

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

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The following disclosures represent financial instruments in which the ending balance at December 31, 2011 and 2010 are not carried at fair value in its entirety on the Company’s Consolidated Balance Sheet.

Short-term Financial Instruments—The carrying value of short-term financial instruments, including cash and cash equivalents, time deposits placed, federal funds sold and purchased, repurchase agreements, and other short-term investments and borrowings, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.

Loans—Fair values were generally determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that the Company believes a market participant would consider in determining fair value. The Company estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Company’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan.

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

FHLB Advances—The Company uses quoted market prices for its long-term debt when available. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar maturities.

The approximate carrying and fair values of certain financial instruments at December 31, 2011 and 2010 were as follows: (dollars in thousands)

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Loans receivable, net	$159,767	$157,293	$143,064	$143,375
Financial Liabilities:
Total deposits	$186,451	$186,086	$148,984	$145,952
FHLB advances	$19,000	$19,338	$13,500	$14,007

AB&T FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 23 - AB&T FINANCIAL CORPORATION (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for AB&T Financial Corporation (Parent Company only):

Condensed Balance Sheets

	December 31,
	2011	2010
Assets:
Cash	$376,297	$410,297
Other assets	13,430	—
Investment in banking subsidiary	18,319,039	21,335,991

Total Assets	$18,708,766	$21,746,288

Liabilities and stockholders’ equity:
Liabilities	391,386	391,386
Stockholders’ equity	$18,317,380	$21,354,902

Total liabilities and stockholders’ equity	$18,708,766	$21,746,288

Condensed Statements of Operations

For the years ended December 31, 2011 and 2010

	2011	2010
Income	$—	$—
Expenses	188,848	245,525

Loss before income equity in undistributed losses of banking subsidiary	(188,848)	(245,525)
Equity in undistributed losses of banking subsidiary	(3,066,312)	(3,203,595)

Net loss	$(3,255,160)	$(3,449,120)

Condensed Statements of Cash Flows

For the years ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(3,255,160)	$(3,449,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation expense	168,278	227,436
Increase in due to banking subsidiary	—	391,386
Increase in other assets	(13,430)
Equity in undistributed losses of banking subsidiary	3,066,312	3,203,595

Net cash provided (used) by operating activities	(34,000)	373,297

Cash flows from investing activities:
Dividends received from banking subsidiary	43,750	212,000

Net cash provided by investing activities	43,750	212,000

Cash flows from financing activities:
Dividends, paid	(43,750)	(175,000)

Net cash used by financing activities	(43,750)	(175,000)

Increase (decrease) in cash and cash equivalents	(34,000)	410,297
Cash and cash equivalents, beginning of year	410,297	—

Cash and cash equivalents, end of year	$376,297	$410,297

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b)	Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Incorporated by reference from the discussion under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Meetings and Committees of the Board of Directors” of the Registrant’s proxy statement for the 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

The Registrant has a code of ethics that is applicable, among others, to its principal executive officer and principal financial officer. The Registrant’s code of ethics will be provided to any person upon written request made to Daniel C. Ayscue, president and chief executive officer, AB&T Financial Corporation, 292 W. Main Avenue, Gastonia, NC 28052.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the discussion under the headings “Executive Compensation” and “Director Compensation” of the Registrant’s proxy statement for the 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the discussion under the heading “Beneficial Ownership of Voting Securities” of the Registrant’s proxy statement for the 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Stock Option Plans

Set forth below is certain information regarding the Registrant’s various stock option plans.

Equity Compensation Plan Information

Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	357,347	$7.71	178,163
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	357,347	$7.71	178,163

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the discussion under the headings “Director Independence,” “Director Relationships,” and “Indebtedness of and Transactions with Management” of the Registrant’s proxy statement for the 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the discussion under the headings “Proposal 3: Ratification of Independent Public Accountants” and “Report of the Audit Committee” of the Registrant’s proxy statement for the 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

(2)Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this report:

No.	Description
3.1	Articles of Incorporation of Registrant (incorporated by reference from Exhibit 3.01 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)

3.2	Bylaws of Registrant (incorporated by reference from Exhibit 3.02 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 17, 2011)

3.3	Articles of Amendment dated January 22, 2009, regarding Series A Preferred Stock (incorporated by reference from Exhibit 3.1 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)

4.1	Specimen of Registrant’s common stock certificate (incorporated by reference from Exhibit 5.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-157471, as filed with the Securities and Exchange Commission on February 23, 2009)

4.2	Specimen of Registrant’s series A preferred stock certificate (incorporated by reference from Exhibit 4.2 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)

4.3	Warrant to Purchase Common Stock of AB&T Financial Corporation, dated January 23, 2009 (incorporated by reference from Exhibit 4.1 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)

10.1	2005 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.05 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)*

10.2	2005 Nonstatutory Stock Option Plan (incorporated by reference from Exhibit 10.06 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)*

10.3	Employment Agreement of Daniel C. Ayscue (incorporated by reference from Exhibit 10.02 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)*

10.6	Letter Agreement including the Securities Purchase Agreement- Standard Terms, between AB&T Financial Corporation and the United States Department of the Treasury, dated January 23, 2009 (incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)

10.7	Form of Executive Compensation Modification Agreement (incorporated by reference from Exhibit 10.2 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)*

10.8	Stipulation to the Issuance of a Consent Order (incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on February 7, 2012)

10.9	Consent Order issued by the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks (incorporated by reference from Exhibit 10.2 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on February 7, 2012)

21.1	Subsidiaries (filed herewith)

23.1	Consent of Elliott Davis, PLLC (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a- 14(a) (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a- 14(a) (filed herewith)

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Certification of Principal Executive Officer pursuant to section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

99.2	Certification of Principal Financial Officer pursuant to section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

101	Interactive data files providing financial information from the Annual Report on Form 10-K of AB&T Financial Corporation for the fiscal year ended December 31, 2011, in XBRL (eXtensible Business Reporting Language)**

*	Compensatory Plan or Management Contract
**	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

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

Date: April 9, 2012

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ KENNETH APPLING Kenneth Appling, Director	April 9, 2012

/s/ ROGER MOBLEY Roger Mobley, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 9, 2012

/s/ LAWRENCE H. PEARSON Lawrence H. Pearson, Director	April 9, 2012

/s/ WAYNE F. SHOVELIN Wayne F. Shovelin., Director	April 9, 2012

/s/ DAVID W. WHITE David W. White, Director	April 9, 2012

EXHIBIT INDEX

No.	Description

3.1	Articles of Incorporation of Registrant*

3.2	Bylaws of Registrant*

3.3	Articles of Amendment*

4.1	Specimen of Registrant’s common stock certificate*

4.2	Specimen of Registrant’s series A preferred stock certificate*

4.3	Warrant to Purchase Common Stock*

10.1	2005 Incentive Stock Option Plan*

10.2	2005 Nonstatutory Stock Option Plan*

10.3	Employment Agreement of Daniel C. Ayscue*

10.6	Letter Agreement with the United States Department of the Treasury*

10.7	Form of Executive Compensation Modification Agreement*

10.8	Stipulation to the Issuance of a Consent Order*

10.9	Consent Order issued by the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks*

21.1	Subsidiaries

23.1	Consent of Elliott Davis, PLLC

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Principal Executive Officer pursuant to section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended

99.2	Certification of Principal Financial Officer pursuant to section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended

101	Interactive data files providing financial information from the Annual Report on Form 10-K of AB&T Financial Corporation for the fiscal year ended December 31, 2011, in XBRL**

*	Incorporated by reference
**	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.