Form 10-K/A
period 2011-12-31
AB&T Financial CORP
filed 2012-04-30
CIK 1435161

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

None

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend the original Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”) filed by AB&T Financial Corporation (the “Company”) with the Securities and Exchange Commission on April 9, 2012, by inserting the disclosures required under Part III of Form 10-K, which the Company previously indicated would be incorporated by reference from its definitive proxy statement filed with the Commission.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications of the Company’s principal executive officer and principal financial officer required by Rule 13a-14(a) under the Exchange Act are filed as exhibits to this Form 10-K/A.

Except as stated herein, no other revisions are being made to the Company’s 2011 Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the 2011 Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2011 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2011 Form 10-K and the Company’s filings with the Commission subsequent to December 31, 2011.

In this Form 10-K/A, the Company’s bank subsidiary, Alliance Bank & Trust Company, is referred to as the “Bank.”

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company’s bylaws provide that its board shall consist of between five (5) and seven (7) members divided into three classes in as equal number as possible. Such classes shall be elected to staggered three (3) year terms. The board has set the number of directors of the Company at five (5). The following table lists information about each of the Company’s current directors, including a description of his principal occupation and business experience.

Name and Age	Position(s) Held	Director Since(1)	Principal Occupation and Business Experience

Kenneth C. Appling (50)	Director	2004	President, Appling Boring Company, Forest City, NC, 1987–present (commercial pipe installation and horizontal boring)

Wayne F. Shovelin (67)	Director	2004	Retired; President and Chief Executive Officer, CaroMont Health/Gaston Memorial Hospital, Gastonia, NC, 1976–2009

David W. White (62)	Director	2004	President, White Investments of Shelby, LLC, Shelby, NC, 1988–present (real estate development/management)

(1)	Includes prior service as a director of the Bank.

The directors listed above also serve as directors of the Bank. In addition, the following individuals also serve as directors of the Bank. Certain information regarding these individuals is set forth in the following table:

Name and Age	Position(s) Held	Director Since	Principal Occupation and Business Experience

Kelvin C. Harris, MD (51)	Director	2004	Gaston Women’s Healthcare Company, Gastonia, NC, 1990–present (obstetrics and gynecology)

Susan J. Joyner (58)	Director	2004	Tally Ho Clothier, Inc., Gastonia, NC, 1985–present (women’s apparel)

Jerry L. Kellar (76)	Director	2004	President, The Kellar Group, Gastonia, NC, 1962–present (real estate development/ management)

Gerald F. McSwain (68)	Director	2004	President, McSwain Communications, Inc., Gastonia, NC, 1993–present (owner and operator of radio stations)

Carl J. Stewart, Jr., Esq. (75)	Director	2004	Attorney at Law, Gastonia, NC, 1961–present

H. Gene Washburn, MD (80)	Director	2004	Retired Physician, Boiling Springs, NC, 1962–1999 (general family practice)

John H. Whaley (67)	Director	2004	President, Whaley Carpet, Shelby, NC, 1970–present (retail carpet/floorings)

Jack R. Williams (68)	Director	2004	President, Lake Cruises, Inc. and Premier Land Co., Mooresville, NC, 1992–present (Catawba Queen operator and land development)

Factors Bearing on Qualifications of Directors

A description of the specific experience, qualifications, attributes, or skills that led to the conclusion that each of the directors should serve as a director of the Company and the Bank is presented below. Each of these directors brings a unique perspective and set of qualifications to the board of directors and each is involved in their local community and the Bank’s market area through their professional pursuits and civic involvement.

Kenneth C. Appling. Mr. Appling is the owner and president of Appling Boring Co., Inc., in Forest City, North Carolina. Mr. Appling’s company specializes in the boring and drilling of pipe lines, transmission lines, drainage, and irrigation systems. He has been involved in many construction projects in the Company’s market area. His awareness of the pace of building and other economic activity in the local market is an asset to the board in its discussions and assessment of the local economy and the Bank’s land development and construction lending activities.

Kelvin C. Harris, MD. Dr. Harris is an obstetrician/gynecologist with Gaston Women’s Healthcare, P.A., in Gastonia, North Carolina. He earned his doctor of medicine degree from the University of North Carolina School of Medicine. He also earned an undergraduate degree in chemistry at the University of North Carolina – Chapel Hill where he was a Morehead Scholar. He completed his residency in obstetrics and gynecology at Wayne State University in Detroit, Michigan. Dr. Harris is board certified in obstetrics and gynecology and is a Fellow of the American College of Obstetricians and Gynecologists. The board benefits from Dr. Harris’s experience as a small business owner and medical practitioner in the local community.

Susan J. Joyner. Ms. Joyner is owner and president of Tally Ho Clothier, Inc., in Gastonia, North Carolina. Tally Ho is a ladies specialty store that has been in business since 1985 and serves Gastonia, Charlotte, Shelby, Rock Hill, and other areas of both North and South Carolina. Ms. Joyner holds bachelor of science and master of education degrees from Winthrop University in Rock Hill, South Carolina. Through her ownership and management of the business, Ms. Joyner is well-acquainted with the economic issues facing small business owners and their customers. This experience is valuable to the board, especially in light of current economic conditions both locally and nationally.

Jerry L. Kellar. Mr. Kellar is owner and president of Jerry Kellar Real Estate in Gastonia, North Carolina. Mr. Kellar is also a North Carolina general contractor and is actively involved in the real estate and homebuilding business in Gaston County. He is a member of the Home Builders Association of Gaston County and the Gaston Association of Realtors. He is also a member of the Gaston Rotary Club. Since the Bank’s loan portfolio is primarily secured by real estate, Mr. Kellar’s knowledge and experience in this area is essential to the board.

Gerald F. McSwain. Mr. McSwain is president of McSwain Communications, Inc., in Gastonia, North Carolina, and general manager of WNOW radio station in Charlotte, North Carolina. He is also vice president of F.C. Todd Incorporated, an office and warehouse rental company in Gastonia. In addition to his business activities, Mr. McSwain is heavily involved in community activities. He has been a member of the Gastonia Rotary Club and the Gastonia Optimist Club and served as vice president of the United Way of Gaston County. The board benefits from Mr. McSwain’s knowledge and experience in the Company’s market area.

Wayne F. Shovelin. In 2009, Mr. Shovelin retired as president and chief executive officer of CaroMont Health and Gaston Memorial Hospital. Mr. Shovelin served the hospital for 33 years, including 23 years as chief executive officer. He is a distinguished business and community leader and is a recipient of the State of North Carolina Order of the Long Leaf Pine and the Distinguished Service Award from the North Carolina Hospital Association. In the local community, Mr. Shovelin has served as chair of the Gaston County Chamber of Commerce, campaign chair of the 2004 Gaston County Arts Drive, chair of the United Way of Gaston County, chair of the Gaston County Heart Society, and chair of the bond issuance committee for Gaston County. Mr. Shovelin has been chairman of the board of directors of the Company and the Bank since inception. His leadership and vast experience as a hospital administrator and community leader have been invaluable to the Company as it has faced the challenges presented by the current economic environment.

Carl J. Stewart, Jr., Esq. Mr. Stewart is an attorney practicing in Gastonia, North Carolina. He has a long history of service to the state of North Carolina. In 2004, the governor of North Carolina appointed him to a six-year term as chairman of the board of directors of the North Carolina State Ports Authority. He represented Lincoln and Gaston counties in the North Carolina House of Representatives from 1967 through 1980, and was elected speaker of the house in 1977 and again in 1979. He served on the North Carolina Board of Transportation from 1981 through 1983. He was a member of the Economic Development Board and the North Carolina Board of Technology from 1999 to 2001, and was also chairman of the board of directors of Preservation North Carolina. He has also served as chairman of the Gastonia-West Committee since 1996. Mr. Stewart received undergraduate and law degrees from Duke University. The Company operates in a highly regulated environment, and the board’s discussions are enhanced by Mr. Stewart’s experiences in the legal profession and in state government.

H. Gene Washburn, MD. Dr. Washburn is a retired physician from Boiling Springs, North Carolina. He attended Gardner-Webb University in Boiling Springs and graduated from Wake Forest University and the Bowman Gray School of Medicine (now Wake Forest University School of Medicine). He has stayed heavily involved with Gardner-Webb University, serving as vice chair of the board of trustees. Dr. Washburn is able to provide the board with insights about the Company’s market area.

John H. Whaley. Mr. Whaley is owner and president of Whaley Carpet & Tile Company in Shelby and Gastonia, North Carolina. The company is engaged in the wholesale and retail sale of floor coverings. Mr. Whaley is also a licensed contractor. His community activities include membership in the Shelby Elks Club and the Cleveland County Chamber of Commerce. Mr. Whaley provides the perspective of a business owner in the building and construction industries, both of which have an important impact on the Company’s operations.

David W. White. Since 1988, Mr. White has been president of White Investments of Shelby, LLC, a real estate development and management company. He is a board member of the Cleveland County YMCA, chairman of the YMCA “We Build People” campaign, a past member of the Uptown Shelby Association, and board member of the Keep Shelby Beautiful Commission. Mr. White’s involvement in real estate development and management allows him to keep the board apprised of the condition of the local real estate market, which is a central to the Company’s lending function.

Jack R. Williams. Mr. Williams is president of Lake Cruises, Inc., and Premier Land Co. in Shelby and Lake Norman, North Carolina. Lake Cruises operates the Catawba Queen, a paddle boat providing sightseeing, dinner cruises, and private charters on Lake Norman. Premier Land Co. is a real estate development company. Through his businesses, Mr. Williams is exposed to both the tourism/leisure and real estate segments of the local economy.

Director Relationships

No director is a director of any other corporation with a class of securities registered pursuant to section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of section 15(d) of the Exchange Act, or any corporation registered as an investment company under the Investment Company Act of 1940.

There are no family relationships among directors and executive officers of the Company or the Bank.

Executive Officers

Set forth below is certain information regarding the executive officers of the Company and the Bank.

Name	Age	Position with the Company and the Bank	Business Experience

Daniel C. Ayscue	47	President and Chief Executive Officer of the Company and the Bank	Group Vice President of Corporate Lending, SouthTrust Bank. Commenced banking career in 1990. Board member, Cleveland County Family YMCA.

Roger A. Mobley	41	Executive Vice President and Chief Financial Officer of the Company and the Bank	Chief Financial Officer, 1st Financial Services Corporation and Mountain 1st Bank & Trust Company, 2008–2010. Certified Public Accountant, Assurance and Advisory Senior Manager, Elliott Davis, PLLC, 2003–2008.

Robert C. Shell	39	Executive Vice President and Chief Risk Officer of the Company and the Bank	Vice President, SunTrust Robinson Humphrey, 2008–2010; Vice President, Wachovia Bank, 1998–2008.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s directors and executive officers are required to file certain reports with the Securities and Exchange Commission regarding the amount of and changes in their beneficial ownership of the Company’s common stock (including, without limitation, an initial report following election as an officer or director of the Company and a report following any change in a reporting person’s beneficial ownership). Based upon a review of copies of reports received by the Company, all required reports of directors and executive officers of the Company were filed on a timely basis in 2011, with the exception of one report on Form 4, covering an aggregate of two transactions, which was filed late by Mr. White; and one report on Form 4, covering one transaction, which was filed late by Mr. Ayscue.

Code of Ethics

The Company has a code of ethics that is applicable, among others, to its principal executive officer and principal financial officer. The Company’s code of ethics will be provided to any person upon written request made to Daniel C. Ayscue, president and chief executive officer, AB&T Financial Corporation, 292 W. Main Avenue, Gastonia, NC 28052.

Audit Committee

The boards of directors of the Company and the Bank have a standing audit committee. The current members of the audit committee are Susan J. Joyner, Gerald F. McSwain and Jack R.

Williams. The audit committee has in place pre-approval policies and procedures that involve an assessment of the performance and independence of the independent auditors of the Company, an evaluation of any conflicts of interest that may impair the independence of the independent auditors and pre-approval of an engagement letter that outlines all services to be rendered by the independent auditors. The audit committee has adopted a formal written charter which is available on the Company’s website at http://www.alliancebankandtrust.com.

Audit Committee Financial Expert

The board has determined that the Company does not have an “audit committee financial expert” serving on its audit committee. An “audit committee financial expert,” as defined by rules of the Securities and Exchange Commission, is a person who has the following attributes: (1) an understanding of generally accepted accounting principles (“GAAP”) and financial statements; (2) the ability to assess the general application of GAAP in connection with the accounting for estimates, accruals, and reserves; (3) experience preparing, auditing, analyzing, or evaluating financial statements that are of the same level of complexity that can be expected in the Company’s financial statements, or experience supervising people engaged in such activities; (4) an understanding of internal controls and procedures for financial reporting; and (5) an understanding of audit committee functions. The board has determined that no member of the audit committee meets these criteria.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table shows cash and certain other compensation paid to or received or deferred by the Company’s “named executive officers”, as defined in Securities and Exchange Commission regulations, for all services in all capacities during 2011 and 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total

Daniel C. Ayscue, President and Chief Executive Officer	2011 2010		$166,407 135,000	— —	— —	— —	— —	— —	$33,774 32,536	$200,181 167,536

Roger A. Mobley, Executive Vice President and Chief Financial Officer	2011 2010	(2)	$136,711 120,946	— —	— —	— —	— —	— —	$14,054 13,167	$150,765 134,113

Robert C. Shell, Executive Vice President and Chief Risk Officer	2011 2010	(3)	$117,078 76,179	— —	— —	— —	— —	— —	$19,910 8,558	$136,988 84,737

(1)	Includes matching 401(k) contributions and the dollar value of premiums paid on behalf of the named executive officer for group term life, health, dental, and short- and long-term disability insurance. In the case of Mr. Ayscue, total perquisites exceeded $10,000 in both 2010 and 2011. In 2010, these perquisites consisted of an automobile allowance of $7,200 and club dues of $4,140. In 2011, these perquisites consisted of an automobile allowance of $7,509 and club dues of $4,140. The aggregate value of perquisites received by Messrs. Mobley and Shell did not exceed $10,000 in each case.
(2)	Mr. Mobley joined the Company in February 2010.
(3)	Mr. Shell joined the Company in June 2010.

Restrictions on Executive Compensation. The Company is a participant in the U.S. Department of the Treasury’s TARP Capital Purchase Program. On January 23, 2009, the Company issued and sold to the Treasury shares of its preferred stock and a warrant to purchase common stock for an aggregate purchase price of $3.5 million in cash. In connection with the Treasury’s investment, the Company is required to place limitations on the compensation of its senior executive officers, applicable in certain situations. In that regard, Mr. Ayscue executed a waiver whereby he voluntarily released the Company from any and all obligations to pay compensation prohibited by federal law and waived any present or future claims against the Company for any changes to his regular, bonus, or incentive compensation or benefit-related arrangements, agreements, or policies and any other changes required to be made by the Treasury. Mr. Ayscue has also entered into an executive compensation modification agreement to ensure the Company’s compliance with the laws and regulations governing the Company’s participation in the Capital Purchase Program. Furthermore, there are additional restrictions on Mr. Ayscue as the Company’s most highly compensated employee. Specifically, the Company is prohibited from paying or accruing any bonus, retention award or incentive compensation to Mr. Ayscue during the time the Treasury holds its investment in the Company.

Employment Agreement. The Bank has entered into an employment agreement with Daniel C. Ayscue as its president and chief executive officer. The employment agreement establishes Mr. Ayscue’s duties and compensation and provides for his continued employment with the Bank. The employment agreement provides for an initial term of employment of one year, with provisions for a one-year extension on the anniversary of the date of execution. It also provides that Mr. Ayscue may be terminated for “cause” (as defined in the employment agreement) by the Bank, and may otherwise be terminated by the Bank (subject to vested rights) or voluntarily.

The employment agreement provides for annual base salary to be reviewed by the board of directors not less often than annually. In addition, the employment agreement provides for discretionary bonuses, participation in other pension and profit-sharing retirement plans maintained by the Bank on behalf of its employees, as well as fringe benefits normally associated with Mr. Ayscue’s office or made available to all other employees.

The employment agreement provides that in the event of a “termination event” within eighteen months after a change in control of the Bank, Mr. Ayscue shall be able to terminate the agreement and receive 299% of his base amount of compensation. A “termination event” will occur if (i) Mr. Ayscue is assigned any duties or responsibilities that are inconsistent with his position, duties, responsibilities or status at the time of the change in control or with his reporting responsibilities or title with the Bank in effect at the time of the change in control; (ii) Mr. Ayscue’s annual base salary rate is reduced below the annual amount in effect as of the change in control; (iii) Mr. Ayscue’s life insurance, medical or hospitalization insurance, disability insurance, stock option plans, stock purchase plans, deferred compensation plans, management retention plans, retirement plans or similar plans or benefits being provided by the Bank to him as of the date of the change in control are reduced in their level, scope or coverage, or any such insurance, plans or benefits are eliminated, unless such reduction or elimination applies proportionately to all salaried employees of the Bank who participated in such benefits prior to the change in control; or (iv) Mr. Ayscue is transferred to a location outside of Gastonia, North Carolina without his express written consent. A change in control of the Bank will occur if (i) any individual or entity, directly or indirectly, acquires beneficial ownership of voting securities or acquires irrevocable proxies or any combination of voting securities and irrevocable proxies, representing 50% or more of any class of voting securities or the Bank, or acquires control in any manner of the election of a majority of the directors of the Bank; (ii) the Bank is consolidated or merged with or into another corporation, association or entity where the Bank is not the surviving corporation; or (iii) all or substantially all of the assets of the Bank are sold or otherwise transferred to or are acquired by any other corporation, association or other person, entity or group. The employment agreement also provides for restrictions on Mr. Ayscue’s right to compete with the Bank for a period of one year after termination of employment. Such noncompete restrictions do not apply if Mr. Ayscue is terminated with cause. In the event Mr. Ayscue’s employment is terminated and he is not entitled to any further benefits, the employment agreement provides that Mr. Ayscue shall continue to receive salary compensation for an additional twelve months provided he abides by the noncompete restrictions. If after the expiration of the noncompete restrictions, Mr. Ayscue has not obtained new employment with another financial institution, the Bank shall pay him as additional compensation his regular salary until he secures new employment or the expiration of six months, whichever is earlier.

Payments under this agreement are subject to reduction to the extent, and in the manner described under the heading “Restrictions on Executive Compensation” above. The change in control benefits are not currently in effect due to the provisions of the waiver executed by Mr. Ayscue and delivered to the Treasury and the executive compensation modification agreement executed by the Company and Mr. Ayscue. As a result, had a change in control of the Company occurred on December 31, 2011, Mr. Ayscue would not have been entitled to any change in control benefits.

2005 Incentive Stock Option Plan. At the Bank’s 2005 annual meeting, the shareholders approved the adoption of the Alliance Bank & Trust Company 2005 Incentive Stock Option Plan, which provides for the issuance of incentive stock options, as defined in Section 422 of the Internal Revenue Code. In connection with the reorganization of the Bank into the holding company form of organization which resulted in the creation of the Company, the 2005 Incentive Plan was adopted by the Company and options under that plan were converted into options to purchase shares of the Company’s common stock. The Incentive Plan provides for the grant of stock options covering up to 267,755 shares of the Company’s common stock, as adjusted following the 5-for-4 stock split effected in the form of a 25% stock dividend in May 2006 and subject to adjustment for further stock dividends, stock splits or similar changes in capitalization. At the Company’s 2008 annual meeting, the shareholders approved the adoption of an amendment to the Incentive Plan whereby an aggregate of 133,910 shares were added to the original 133,845 shares currently reserved under the Incentive Plan. At December 31, 2011, 183,922 options had been granted under the Incentive Plan. No options were granted to the named executive officers under the 2005 Incentive Stock Option Plan during the fiscal year ended December 31, 2011.

Stock options are periodically granted under the Incentive Plan to executive officers and other employees. All stock options authorized under the Incentive Plan are required to be granted with an exercise price not less than 100% of fair market value of our common stock on the date of the grant.

The following table sets forth information regarding equity awards granted to the named executive officers that were outstanding as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	No. of Securities Underlying Unexercised Options Exercisable	No. of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date

Daniel C. Ayscue	17,065 31,174	-0- 20,782	(1)	$8.80 7.00	May 1, 2016 November 3, 2018

(1)	One-half of the remaining options are scheduled to become exercisable on each of November 3, 2012 and 2013.

401(k) Savings Plan. The Bank has a 401(k) plan covering employees. The Bank makes matching contributions on the first 3% of an employee’s compensation which is contributed to the 401(k) plan. On employee contributions that exceed 3% of such employee’s compensation, the Bank makes matching contributions equal to 50% of such employee contributions up to an additional 1.5% of such employee’s compensation.

Director Compensation

Board Fees. Directors received cash compensation for attendance at board and committee meetings during 2011. As of December 31, 2011, each director of the Company received $300 and the chairperson received $500 per board meeting attended. Each director received $150 and the chairperson received $200 per committee meeting attended.

2005 Nonstatutory Stock Option Plan. The shareholders of the Bank approved the Alliance Bank & Trust Company 2005 Nonstatutory Stock Option Plan for Directors at the 2005 annual meeting of shareholders. Following this approval, options to purchase 133,845 (as adjusted for the 5-for-4 stock split effected in the form of a 25% stock dividend in May 2006) shares of common stock were made available for issuance to members of the Bank’s board of directors under the Nonstatutory Plan. In connection with the reorganization of the Bank into the holding company form of organization which resulted in the creation of the Company, the 2005 Nonstatutory Plan was adopted by the Company and options under that plan were converted into options to purchase shares of the Company’s common stock. At the Company’s 2008 annual meeting, the shareholders approved the adoption of an amendment to the Nonstatutory Plan whereby an aggregate of 133,910 shares were added to the original 133,845 shares then reserved under the Nonstatutory Plan. At December 31, 2011, 243,911 options had been granted under the Nonstatutory Plan. No options were granted under the 2005 Nonstatutory Plan during the fiscal year ended December 31, 2011.

The following table presents a summary of all compensation paid by the Company to its directors for their service as such during the year ended December 31, 2011.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Kenneth C. Appling	$3,200	—	—	—	—	—	$3,200

Joseph H. Morgan(2)	$3,000	—	—	—	—	—	$3,000

Lawrence H. Pearson, MD(3)	$4,800	—	—	—	—	—	$4,800

Wayne F. Shovelin	$7,150	—	—	—	—	—	$7,150

David W. White	$3,450	—	—	—	—	—	$3,450

(1)	On December 31, 2011, the Company’s directors held stock options covering the following aggregate numbers of shares: Mr. Appling – 30,803 shares; Mr. Morgan – 15,120 shares; Dr. Pearson – 19,886 shares; Mr. Shovelin – 34,217 shares; and Mr. White – 25,918 shares.
(2)	Mr. Morgan resigned from the board of directors effective August 30, 2011.
(3)	Dr. Pearson resigned from the board of directors effective January 10, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Voting Securities

As of December 31, 2011, the shareholders identified in the following table beneficially owned more than 5% of the Company’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)		Percent of Class(3)

Franklin Mutual Advisors, LLC Short Hills, NJ	226,100	(4)	8.47

Financial Stocks Capital Partners IV, LP Cincinnati, OH	225,250		8.44

Wayne F. Shovelin Gastonia, NC	151,474	(5)	5.61

David W. White Shelby, NC	146,136	(6)	5.42

As of December 31, 2011, the beneficial ownership of the Company’s common stock by the Company’s current directors and by the Company’s named executive officers individually and by directors and named executive officers as a group, was as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)		Percent of Class(3)

Kenneth C. Appling Forest City, NC	77,271		2.86

Daniel C. Ayscue Kings Mountain, NC	65,514		2.41

Roger A. Mobley Charlotte, NC	100		0.00

Robert C. Shell Gastonia, NC	0		0.00

Wayne F. Shovelin Gastonia, NC	151,474	(5)	5.61

David W. White Shelby, NC	146,136	(6)	5.42

All Company Directors and Named Executive Officers as a group (6 persons)	440,495		15.69

As of December 31, 2011, the beneficial ownership of the Company’s common stock, by Bank-only directors individually and, with the directors and the named executive officers of the Company as a group, was as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)		Percent of Class(3)

Kelvin C. Harris, MD Gastonia, NC	8,500		0.32

Susan J. Joyner Gastonia, NC	20,318	(7)	0.76

Jerry L. Kellar Gastonia, NC	25,696	(8)	0.96

Gerald F. McSwain Gastonia, NC	20,321	(9)	0.76

Carl J. Stewart, Jr., Esq. Gastonia, NC	12,746		0.48

H. Gene Washburn, MD Boiling Springs, NC	59,351		2.22

John H. Whaley Shelby, NC	29,931	(10)	1.12

Jack R. Williams Sherills Ford, NC	21,050		0.79

All Company and Bank Directors and Executive Officers as a group (14 persons)	638,408		22.23

(1)	Except as otherwise noted, to the best knowledge of the Company’s management, the above individuals and group exercise sole voting and investment power with respect to all shares shown as beneficially owned other than the following shares as to which such powers are shared: Mr. Appling – 38,068 shares and Mr. White – 35,625 shares.
(2)	Included in the beneficial ownership tabulations are the following options to purchase shares of common stock of the Company: Mr. Appling – 30,803 shares; Mr. Ayscue – 48,239 shares; Dr. Harris – 5,168 shares; Ms. Joyner – 9,145 shares; Mr. Kellar – 11,337 shares; Mr. McSwain – 8,026 shares; Mr. Shovelin – 34,217 shares; Mr. Stewart – 4,740 shares; Dr. Washburn – 6,420 shares; Mr. Whaley – 12,931 shares; Mr. White – 25,918 shares; and Mr. Williams – 6,619 shares.
(3)	The calculation of the percentage of class beneficially owned by each individual and the group is based, in each case, on the sum of (i) a total of 2,668,205 shares of common stock outstanding as of December 31, 2011 and (ii) options to purchase shares of common stock which are exercisable within 60 days of December 31, 2011.
(4)	The information regarding Franklin Mutual Advisors, LLC, is based on a Schedule 13G filed with the Securities and Exchange Commission on January 15, 2009. Franklin Mutual Advisors, LLC, reported that it had sole voting and dispositive power with respect to 226,100 shares of common stock of the Company.

(5)	Includes 7,876 shares owned individually by Mr. Shovelin’s spouse and 6,875 shares owned by Mr. Shovelin’s son.
(6)	Includes 25,875 shares held by an entity controlled by Mr. White.
(7)	Includes 3,044 shares owned individually by Ms. Joyner’s spouse.
(8)	Includes 500 shares owned by Mr. Kellar’s son.
(9)	Includes 795 shares owned individually by Mr. McSwain’s spouse.
(10)	Includes 125 shares held by Mr. Whaley as custodian and 1,250 shares held by Mr. Whaley’s son.

Stock Option Plans

Set forth below is certain information regarding the Registrant’s various stock option plans.

Equity Compensation Plan Information

Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	357,347	$7.71	178,163

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	357,347	$7.71	178,163

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Each member of the Company’s board of directors is “independent” as defined by Nasdaq listing standards and the regulations promulgated under the Exchange Act. In making this determination the board considered all insider transactions with directors for the provision of goods or services to the Company and the Bank. All such transactions were conducted at arm’s length upon terms no less favorable than those that would be available from an independent third party.

Indebtedness of and Transactions with Management

Under the terms of its charter, the audit committee is responsible for reviewing conflicts of interest with directors and executive officers.

The Bank has, and expects in the future to have, banking transactions in the ordinary course of business with certain of its or the Company’s current directors, nominees for director, executive officers and their associates. All loans included in such transactions will be made on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing for comparable transactions with other persons at the time such loans were made, and will not involve more than the normal risk of collectability or present other unfavorable features.

Loans made by the Bank to directors and executive officers are subject to the requirements of Regulation O of the Board of Governors of the Federal Reserve System. Regulation O requires, among other things, prior approval of the board of directors with any “interested director” not participating, dollar limitations on amounts of certain loans and prohibitions on any favorable treatment being extended to any director or executive officer in any of the Bank’s lending matters. To the best knowledge of the management of the Company and the Bank, Regulation O has been complied with in its entirety.

In 2011, the Bank carried out a transaction with Roger A. Mobley, executive vice president and chief financial officer of the Company and the Bank. In order to facilitate Mr. Mobley’s relocation, the Bank purchased real property from Mr. Mobley for $375,000 (the appraised value of the property). The Bank also sold real property to Mr. Mobley for $480,000 (the appraised value of the property). In connection with this sale, the Bank made a loan to Mr. Mobley. The loan was made on substantially the same terms as those prevailing at the time for comparable loans with unrelated parties. This transaction was approved by the board of directors of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Elliott Davis, PLLC, was appointed by the board of directors to serve as the Company’s independent accounting firm and audit the Company’s consolidated financial statements for 2011 and 2010. The audit committee of the Company has in place pre-approval policies and procedures that involve an assessment of the performance and independence of the independent auditors of the Company, an evaluation of any conflicts of interest that may impair the independence of the independent auditors and pre-approval of an engagement letter that outlines all services to be rendered by the independent auditors.

The Company has paid Elliott Davis fees in connection with its assistance in the Company’s annual audit and review of the Company’s financial statements. From time to time, the Company engages Elliott Davis to assist in other areas of financial planning. The following table sets forth the fees paid or expected to be paid to Elliott Davis by the Company in various categories during 2011 and 2010.

Category	2011 Amount Billed	2010 Amount Billed

Audit Fees:(1)	$74,300	$66,700
Audit-Related Fees: (2)	4,500	4,000
Tax Fees: (3)	7,300	9,245
All Other Fees:(4)	4,690	—

Total Fees Billed:	$90,790	$79,945

(1)	Audit fees consisted primarily of the audit of the Company’s annual consolidated financial statements and for reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q.
(2)	Audit-related fees for 2011 and 2010 consisted of agreed-upon procedures related to validation of the interest rate risk management function.
(3)	Tax fees include fees billed for tax compliance, tax advice, and tax planning assistance.
(4)	All other fees for 2011 consisted of assistance with review and recording of a loan portfolio acquisition.

All services rendered by Elliott Davis during 2011 and 2010 were subject to pre-approval by the audit committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as Part of this Report

(3) Exhibits. The following is a list of exhibits filed as part of this report:

No.	Description

3.1	Articles of Incorporation of Registrant (incorporated by reference from Exhibit 3.01 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)(1)

3.2	Bylaws of Registrant (incorporated by reference from Exhibit 3.02 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 17, 2011)(1)

3.3	Articles of Amendment dated January 22, 2009, regarding Series A Preferred Stock (incorporated by reference from Exhibit 3.1 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)(1)

4.1	Specimen of Registrant’s common stock certificate (incorporated by reference from Exhibit 5.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-157471, as filed with the Securities and Exchange Commission on February 23, 2009)(1)

4.2	Specimen of Registrant’s series A preferred stock certificate (incorporated by reference from Exhibit 4.2 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)(1)

4.3	Warrant to Purchase Common Stock of AB&T Financial Corporation, dated January 23, 2009 (incorporated by reference from Exhibit 4.1 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)(1)

10.1	2005 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.05 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)(1)(2)

10.2	2005 Nonstatutory Stock Option Plan (incorporated by reference from Exhibit 10.06 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)(1)(2)

10.3	Employment Agreement of Daniel C. Ayscue (incorporated by reference from Exhibit 10.02 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)(1)(2)

10.6	Letter Agreement including the Securities Purchase Agreement- Standard Terms, between AB&T Financial Corporation and the United States Department of the Treasury, dated January 23, 2009 (incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)(1)

10.7	Form of Executive Compensation Modification Agreement (incorporated by reference from Exhibit 10.2 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)(1)(2)

10.8	Stipulation to the Issuance of a Consent Order (incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on February 7, 2012)(1)

10.9	Consent Order issued by the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks (incorporated by reference from Exhibit 10.2 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on February 7, 2012)(1)

21.1	Subsidiaries(1)

23.1	Consent of Elliott Davis, PLLC(1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Certification of Principal Executive Officer pursuant to section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended(1)

99.2	Certification of Principal Financial Officer pursuant to section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended(1)

101	Interactive data files providing financial information from the Annual Report on Form 10-K of AB&T Financial Corporation for the fiscal year ended December 31, 2011, in XBRL (eXtensible Business Reporting Language)(1)(3)

(1)	Previously filed with the Company’s original Annual Report on Form 10-K for the year ended December 31, 2011.
(2)	Compensatory Plan or Management Contract
(3)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this report or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

AB&T FINANCIAL CORPORATION

By:	/s/ Daniel C. Ayscue
Daniel C. Ayscue
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2012

EXHIBIT INDEX

No.	Description

3.1	Articles of Incorporation of Registrant (incorporated by reference from Exhibit 3.01 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)(1)

3.2	Bylaws of Registrant (incorporated by reference from Exhibit 3.02 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 17, 2011)(1)

3.3	Articles of Amendment dated January 22, 2009, regarding Series A Preferred Stock (incorporated by reference from Exhibit 3.1 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)(1)

4.1	Specimen of Registrant’s common stock certificate (incorporated by reference from Exhibit 5.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-157471, as filed with the Securities and Exchange Commission on February 23, 2009)(1)

4.2	Specimen of Registrant’s series A preferred stock certificate (incorporated by reference from Exhibit 4.2 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)(1)

4.3	Warrant to Purchase Common Stock of AB&T Financial Corporation, dated January 23, 2009 (incorporated by reference from Exhibit 4.1 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)(1)

10.1	2005 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.05 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)(1)

10.2	2005 Nonstatutory Stock Option Plan (incorporated by reference from Exhibit 10.06 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)(1)

10.3	Employment Agreement of Daniel C. Ayscue (incorporated by reference from Exhibit 10.02 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 20, 2008)(1)

10.6	Letter Agreement including the Securities Purchase Agreement- Standard Terms, between AB&T Financial Corporation and the United States Department of the Treasury, dated January 23, 2009 (incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)(1)

10.7	Form of Executive Compensation Modification Agreement (incorporated by reference from Exhibit 10.2 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 28, 2009)(1)

10.8	Stipulation to the Issuance of a Consent Order (incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on February 7, 2012)(1)

10.9	Consent Order issued by the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks (incorporated by reference from Exhibit 10.2 to Registrant’s Form 8-K as filed with the Securities and Exchange Commission on February 7, 2012)(1)

21.1	Subsidiaries(1)

23.1	Consent of Elliott Davis, PLLC(1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Principal Executive Officer pursuant to section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended(1)

99.2	Certification of Principal Financial Officer pursuant to section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended(1)

101	Interactive data files providing financial information from the Annual Report on Form 10-K of AB&T Financial Corporation for the fiscal year ended December 31, 2011, in XBRL (eXtensible Business Reporting Language)(1)(2)

(1)	Previously filed with the Company’s original Annual Report on Form 10-K for the year ended December 31, 2011.
(2)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.