Form 10-Q
period 2012-03-31
AB&T Financial CORP
filed 2012-05-15
CIK 1435161

AB&T FINANCIAL CORPORATION

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

2,668,205 shares of common stock, $1.00 par value, as of May 14, 2012

AB&T FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AB&T FINANCIAL CORPORATION

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from banks	$9,738,824	$4,890,563
Federal funds sold	1,138,498	5,944,001

Total cash and cash equivalents	10,877,322	10,834,564

Time deposits with other banks	3,302,847	3,300,572

Securities available for sale at fair value	36,219,909	36,583,896
Nonmarketable equity securities	1,238,280	1,187,180

Total investments	37,458,189	37,771,076

Loans receivable	158,513,230	163,039,560
Less allowance for loan losses	(3,338,430)	(3,272,645)

Loans, net	155,174,800	159,766,915

Premises, furniture and equipment, net	3,704,563	3,741,759
Accrued interest receivable	629,048	686,389
Other real estate owned	5,423,750	5,605,042
Other assets	2,457,607	2,423,592

Total assets	$219,028,126	$224,129,909

Liabilities
Deposits
Noninterest-bearing transaction accounts	$12,420,281	$11,015,012
Interest-bearing transaction accounts	8,080,127	8,612,889
Savings and money market	69,257,159	72,594,258
Time deposits $100,000 and over	33,250,410	22,735,464
Other time deposits	58,183,382	71,493,309

Total deposits	$181,191,359	$186,450,932

FHLB advances	19,000,000	19,000,000
Accrued interest payable	82,700	77,580
Other liabilities	201,680	284,017

Total liabilities	200,475,739	205,812,529

Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized, issued and outstanding – 3,500 at March 31, 2012 and at December 31, 2011	3,440,610	3,434,532
Common stock, $1.00 par value; 11,000,000 shares authorized, 2,678,205 issued at March 31, 2012 and December 31, 2011	2,678,205	2,678,205
Treasury stock, at cost (10,000 shares at March 31, 2012 and December 31, 2011)	(55,600)	(55,600)
Warrants	136,850	136,850
Capital surplus	21,940,640	21,912,257
Retained deficit	(9,619,304)	(9,820,211)
Accumulated other comprehensive income	30,986	31,347

Total shareholders’ equity	18,552,387	18,317,380

Total liabilities and shareholders’ equity	$219,028,126	$224,129,909

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31
	2012	2011
Interest income:
Loans, including fees	$1,848,490	$1,806,883
Investment securities, taxable	175,020	84,865
FHLB, interest and dividends	3,387	2,480
Federal funds sold	4,108	6,452
Time deposits with other banks	5,694	3,098

Total	2,036,699	1,903,778

Interest expense:
Time deposits $100,000 and over	147,995	115,581
Other deposits	276,669	305,471
Other interest expense	83,786	61,960

Total	508,450	483,012

Net interest income	1,528,249	1,420,766
Provision (recovery) for loan losses	184,998	(877,138)

Net interest income after provision (recovery) for loan losses	1,343,251	2,297,904

Other operating income:
Service charges on deposit accounts	120,483	81,595
Gain on sale of loans	9,870	—
Gain on sale of investment securities	38,841	—
Other service charges, commissions and fees	92,375	14,796

Total	261,569	96,391

Other operating expenses:
Salaries and employee benefits	697,614	661,664
Occupancy expense	45,783	52,983
Furniture and equipment expense	54,724	13,452
HELOC pool purchase discount	—	1,002,136
Other real estate expenses	79,967	166,293
Loss on sale and write down of other real estate	31,309	—
Deposit insurance premium	105,000	108,780
Other operating expenses	383,436	361,461

Total	1,397,833	2,366,769

Income before income taxes	206,987	27,526
Income tax expense	—	10,844
Net income	$206,987	$16,682

Accretion of preferred stock to redemption value	6,078	6,078
Preferred stock dividends (accrued)	43,750	43,750

Net income (loss) available to common shareholders	$157,159	$(33,146)

Income (Loss) per common share
Basic income (loss) per common share	$0.06	$(0.01)

Diluted income (loss) per common share	$0.06	$(0.01)

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended March 31
	2012	2011

Net Income	$206,987	$16,682
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	38,480	(27,929)
Reclassification of (gains) losses recognized in net income	(38,841)	—
Income tax benefit (expense)	—	10,878

Total other comprehensive income (loss)	(361)	(17,051)

Comprehensive income (loss)	$206,626	$(369)

AB&T FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2012 and 2011

(dollars in thousands except for share data)

(Unaudited)

	Common Stock		Preferred Stock		Treasury Stock		Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Deficit
	Shares	Amount	Shares	Amount		Warrants				Total

Balance, December 31, 2010	2,678,205	$2,678	3,500	$3,410	$(56)	$137	$21,787	$(62)	$(6,540)	$21,355

Net income									16	16

Other comprehensive loss, net of tax								(17)		(17)

Accretion of preferred stock to redemption value				6					(6)	—

Dividends paid, preferred							(43)			(43)

Stock-based employee compensation							46			46

Balance March 31, 2011	2,678,205	$2,678	3,500	$3,416	$(56)	$137	$21,790	$(79)	$(6,530)	$21,356

Balance, December 31, 2011	2,678,205	$2,678	3,500	$3,435	$(56)	$137	$21,912	$31	$(9,820)	$18,317

Net income									207	207

Other comprehensive income, net of tax								(1)		(1)

Accretion of preferred stock to redemption value				6					(6)	—

Stock-based employee compensation							29			29

Balance March 31, 2012	2,678,205	$2,678	3,500	$3,441	$(56)	$137	$21,941	$30	$(9,619)	$18,552

See notes to consolidated financial statements

AB&T FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011

(Unaudited)

	For the three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$206,987	$16,682
Adjustments to reconcile net income to net cash provided by operating activities
Provision (recovery) for loan losses	184,998	(877,138)
Loss (gain) on sale of other real estate	31,309	(3,158)

Gain on sale of investment securities	(38,841)	—
Gain on sale of loans	(9,870)	—
Depreciation and amortization expense	46,372	44,175
Discount accretion and premium amortization	104,953	57,048

(Increase) decrease in interest receivable	57,341	(133,656)
Increase in interest payable	5,120	8,921
(Increase) decrease in other assets	(33,786)	64,665
Decrease in other liabilities	(82,337)	(167,668)
Discount on purchased loans	—	1,002,136
Stock based compensation expense	28,383	46,104

Net cash provided by operating activities	500,629	58,111

Cash flows from investing activities:
Purchase of securities available for sale	(4,990,085)	(1,107,865)
Calls and maturities of securities available for sale	1,111,103	751,880
Net decrease (increase) in loans receivable	3,822,245	(29,132,425)
Proceeds from sale of loans	465,550	4,058,458
Proceeds from sale of available for sale securities	4,176,265	514,943

Purchase of time deposits in other banks	(2,275)	(2,683)
Purchase of equity securities	(51,100)	—
Proceeds from sale of other real estate	294,145	725,353
Capitalized other real estate expenses	(14,970)	(375,823)
Purchases of premises, furniture, and equipment	(9,176)	(9,114)

Net cash provided by (used in) investing activities	4,801,702	(24,577,276)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, interest- bearing transaction accounts and savings accounts	(2,464,592)	11,496,348
Net increase (decrease) in certificates of deposit and other time deposits	(2,794,981)	25,863,822
Repayment of borrowed funds and FHLB advances	—	(5,640,597)
Dividends paid	—	(43,750)

Net cash (used) provided by financing activities	(5,259,573)	31,675,823

Net increase in cash and cash equivalents	42,758	7,161,036
Cash and cash equivalents, beginning of period	10,834,564	8,075,241

Cash and cash equivalents, end of period	$10,877,322	$15,236,277

Supplemental disclosure of cash flow information:
Transfer of loans to real estate acquired in settlement of loans	$129,192	$—

Interest paid	$503,330	$474,091

Taxes paid	$—	$—

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

Note 2 – Enforcement Action

Effective February 1, 2012, the Bank stipulated to the issuance of a Consent Order (the “Order”) issued by the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks (the “Commissioner”). Although the Bank neither admitted nor denied any unsafe or unsound banking practices or violations of law or regulation, it agreed to the Order, which under the terms of the Order, the Bank is required, among other things, to do the following: increase Board participation in the affairs of the Bank and establish a program to oversee compliance with the Order; ensure that the Bank has and retains qualified management and develop a written management plan based upon the findings of an independent third party management assessment; achieve and maintain (i) a total risk based capital ratio of at least 11%, and (ii) a Tier 1 leverage ratio of at least 8%; charge off all assets classified as “Loss” and 50% of those assets classified as “Doubtful;” develop a comprehensive policy for determining the adequacy of the Bank’s ALLL; formulate a plan to reduce the risk exposure for each asset or relationship in excess of $250,000 classified as “Substandard” or “Doubtful;” refrain from extending credit to any borrower whose extension of credit has been, in whole or in part, charged-off or classified as “Loss” or “Doubtful” and is uncollected; refrain from extending credit to any borrower who has a loan or other extension of credit from the Bank that has been classified as “Substandard;” perform a risk segmentation analysis on and develop a written plan to systematically reduce and monitor the Bank’s concentration of credit in revolving 1–4 family residential property loans; review and revise its loan review and grading system; review and revise the Bank’s strategic plan and comprehensive budget; review and revise its liquidity, contingent funding and asset liability management plan; develop and implement a written policy for interest rate management; and eliminate and/or correct all violations of rules and regulations noted by the Bank’s regulators.

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

On May 7, 2012 as a follow on the Order, the Company entered into a formal agreement with the Federal Reserve Bank of Richmond. A form 8-K was filed on May 11, 2012, with a copy of the formal agreement.

Note 3 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated to omit disclosures, which would substantially duplicate those contained in the Company’s 2011 Annual Report on Form 10-K. The financial statements as of March 31, 2012 and for the interim periods ended March 31, 2012 and 2011 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2011 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9, 2012.

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

Certain amounts in the 2011 consolidated financial statements were reclassified to conform to the 2012 presentation. These reclassifications had no effect on shareholders’ equity or results of operations as previously presented.

Note 4 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and disclosure of financial information by the Company.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 – Recently Issued Accounting Pronouncements – continued

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and the additional disclosures are reflected in Note 6 of the consolidated financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity. The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments were effective for the Company on January 1, 2012 and are applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 – Income (loss) per common share

Basic income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. No dilutive common share equivalents were included in the calculation because their effect would be anti-dilutive for the three month periods ended March 31, 2012 and 2011.

	Three months ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic income per share
Income available to common shareholders	$157,159	2,668,205	$0.06

Effect of dilutive securities
Stock options	—	—

Dilutive income per share
Income available to common shareholders plus assumed conversions	$157,159	2,668,205	$0.06

	Three months ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share
Loss available to common shareholders	$(33,146)	2,668,205	$(0.01)

Effect of dilutive securities
Stock options	—	—

Dilutive loss per share
Loss available to common shareholders plus assumed conversions	$(33,146)	2,668,205	$(0.01)

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries, other securities that are highly liquid and are actively traded in over-the-counter markets and money market funds.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans. Our available for sale investments are valued using a pricing service through our bond record keeper, which we have verified with a third party.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assets measured at fair value on a recurring basis are as follows as of March 31, 2012:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investments:
U.S. Agency securities	$—	$19,020,302	$—
Mortgage-backed securities		17,199,607

Total	$—	$36,219,909	$—

Assets measured at fair value on a recurring basis are as follows as of December 31, 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investments:
U.S. Agency securities	$—	$14,447,699	$—
Mortgage-backed securities	—	22,136,197	—

Total	$—	$36,583,896	$—

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis at March 31, 2012 or December 31, 2011.

Notes to Consolidated Financial Statements

(Unaudited)

Note 6 – Fair Value Measurements (continued)

The Company had no liabilities carried at fair value or measured at fair value on a non-recurring basis at March 31, 2012 or December 31, 2011.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Appraisals are updated annually, and adjusted downward for estimated selling costs.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired Loans	$24,674,847	Appraised Value/ Discounted Cash Flows/	Appraisals and/or sales of comparable properties/ Independent quotes	n/a

OREO	$5,423,750	Appraised Value/ Comparable Sales/ Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties/ Independent quotes/bids	n/a

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2011, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2011	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired Loans	$24,312,809	Appraised Value/ Discounted Cash Flows/	Appraisals and/or sales of comparable properties/ Independent quotes	n/a

OREO	$5,605,042	Appraised Value/ Comparable Sales/ Other Estimates from Independent Sources	Appraisals and/or sales of comparable properties/ Independent quotes/bids	n/a

Notes to Consolidated Financial Statements

(Unaudited)

Note 6 – Fair Value Measurements (continued)

Other real estate owned is adjusted to fair value upon transfer of the loans at foreclosure. Subsequently, the assets are carried at the lower of carrying value or fair value less costs to sell. Fair value is based upon independent market prices, fair values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or current appraised value, the Company records the asset as nonrecurring Level 3 inputs.

Level 3 Valuation Methodologies

Impaired loans are loans recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At March 31, 2012 and December 31, 2011, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Foreclosed real estate and repossessed personal property. Foreclosed real estate and repossessed personal property is carried at the lower of carrying value or fair value less estimated selling costs. Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the asset as nonrecurring Level 2. However, the Company also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changed in absorption rates or market conditions from the time of valuation. In situations where management adjustments are significant to the fair value measurements in its entirety, such measurements are classified as Level 3 within the valuation hierarchy.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

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

The following disclosures represent financial instruments in which the ending balance at March 31, 2012, and December 31, 2011 are not carried at fair value in its entirety on the Company’s Consolidated Balance Sheet.

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

Notes to Consolidated Financial Statements

(Unaudited)

Note 6 – Fair Value Measurements (continued)

The carrying and fair values of certain financial instruments at March 31, 2012 and December 31, 2011 were as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2012
Financial Instruments - Assets
Loans	$155,175	$148,492		$—	$—	$148,492

Financial Instruments – Liabilities
Total Deposits	181,191	181,003		—	181,003	—
FHLB advances	19,000	19,198		—	19,198	—

December 31, 2011
Financial Instruments - Assets
Loans	$159,767	$157,293	$		$—	$157,293

Financial Instruments – Liabilities
Total Deposits	186,451	186,086		—	186,086	—
FHLB advances	19,000	19,338		—	19,338	—

Note 8 – Investment Securities

The amortized cost and estimated fair values of securities available for sale were:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
March 31, 2012
U.S. Government agency securities	$17,221,730	$13,532	$35,655	$17,199,607
Mortgage-backed securities	18,947,031	138,894	65,623	19,020,302

Total	$36,168,761	$152,426	$101,278	$36,219,909

December 31, 2011
U.S. Government agency securities	$14,459,782	$15,842	$27,925	$14,447,699
Mortgage-backed securities	22,072,375	98,033	34,211	22,136,197

Total	$36,532,157	$113,875	$62,136	$36,583,896

The following is a summary of maturities of securities available for sale as of March 31, 2012. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$130,537	$130,917
Due after one year but within five years	9,767,705	9,784,908
Due after five years but within ten years	12,570,432	12,589,464
Due after ten years	13,700,087	13,714,620

	$36,168,761	$36,219,909

Notes to Consolidated Financial Statements

(Unaudited)

Note 7 – Investment Securities (continued)

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
March 31, 2012
U.S. Government agency securities	$7,919,493	$35,655	$—	$—	$7,919,493	$35,655
Mortgage-backed securities	5,820,281	60,752	550,137	4,871	6,370,418	65,623

Total	$13,739,774	$96,407	$550,137	$4,871	$14,289,911	$101,278

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2011
U.S. Government agency securities	$6,364,844	$27,925	$240,914	$2,241	$6,605,758	$30,166
Mortgage-backed securities	5,204,043	31,970	—	—	5,204,043	31,970

Total	$11,568,887	$59,895	$240,914	$2,241	$11,809,801	$62,136

Securities classified as available-for-sale are recorded at fair market value. Securities in a continuous loss position for twelve months or more at March 31, 2012, consisted of two securities. Of the securities in an unrealized loss position as of March 31, 2012, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Proceeds from sales of available for sale securities totaled $4,176,265 for the three months ended March 31, 2012, resulting in gross gains of $38,841. Proceeds from sales of available for sale securities totaled $514,943 for the three months ended March 31, 2011.

Note 8 – Loans Receivable

Major classifications of loans receivable at March 31, 2012 and December 31, 2011 are summarized as follows:

	2012	2011
Real estate – construction	$13,998,775	$14,388,838
Real estate – commercial	59,221,710	61,432,346
Real estate – residential	64,284,547	65,843,085
Commercial and industrial	20,178,709	20,827,193
Consumer and other	829,489	548,098

Total gross loans	$158,513,230	$163,039,560

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Loans Receivable (continued)

As of March 31, 2012 and December 31, 2011, loans individually evaluated and considered impaired were as follows:

	2012	2011

Total loans considered impaired at period end	$24,674,847	$24,312,809

Loans considered impaired for which there is a related allowance for loan loss:

Outstanding loan balance	11,294,205	11,549,090
Related allowance established	1,588,526	1,524,967

Loans considered impaired for which no related allowance for loan loss was established	13,380,642	12,763,719

Average annual investment in impaired loans	28,862,561	29,156,825

Interest income recognized on impaired loans
During the period of impairment
Cash basis	916,945	757,680

The following table represents the balance in the allowance for loan losses and recorded investment in loans by portfolio segment on impairment method as of March 31, 2012:

	Real Estate			Commercial and Industrial	Consumer and Other
	Construction	Commercial	Residential			Unallocated	Total
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$394,043	$596,117	$501,312	$97,054	$—	$—	$1,588,526
Collectively evaluated for impairment	180,800	477,913	490,367	424,931	5,616	170,277	1,749,904

Total	$574,843	$1,074,030	$991,679	$521,985	$5,616	$170,277	$3,338,430

Loans:
Loans individually evaluated for impairment	$4,959,234	$12,753,807	$6,266,857	$677,684	$17,265	$—	$24,674,847
Loans collectively evaluated for impairment	9,039,541	46,467,903	35,034,517	19,501,025	812,224	—	110,855,210
Loans acquired with deteriorated credit quality	—	—	22,983,173	—	—	—	22,983,173

Total	$13,998,775	$59,221,710	$64,284,547	$20,178,709	$829,489	$—	$158,513,230

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Loans Receivable (continued)

The following table represents the balance in the allowance for loan losses and recorded investment in loans by portfolio segment on impairment method as of December 31, 2011:

	Real Estate			Commercial	Consumer
	Construction	Commercial	Residential	and Industrial	and Other	Unallocated	Total
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$237,212	$623,884	$566,818	$97,053	$—	$—	$1,524,967
Collectively evaluated for impairment	190,831	375,375	537,799	455,406	6,266	182,001	1,747,678

Total	$428,043	$999,259	$1,104,617	$552,459	$6,266	$182,001	$3,272,645

Loans:
Loans individually evaluated for impairment	$5,151,906	$12,559,956	$5,865,347	$716,852	$18,748	$—	$24,312,809
Loans collectively evaluated for impairment	9,236,932	48,872,390	36,449,125	20,110,341	529,350	—	115,198,138
Loans acquired with deteriorated credit quality	—	—	23,528,613	—	—	—	23,528,613

Total	$14,388,838	$61,432,346	$65,843,085	$20,827,193	$548,098	$—	$163,039,560

The following table presents loans individually evaluated for impairment as of March 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$121,941	$121,941	$—	$129,737	$3,262
Consumer & other	17,265	17,265	—	18,394	121
Real estate:
Construction	2,523,735	2,523,735	—	2,820,258	63,417
Mortgage – residential	4,951,199	3,784,281	—	4,915,441	142,299
Mortgage – commercial	8,077,500	6,933,420	—	9,152,747	156,666
With an allowance recorded:
Commercial and industrial	555,743	555,743	97,054	573,713	11,060
Real estate:
Construction	2,435,499	2,435,499	394,043	2,439,767	67,137
Mortgage – residential	2,482,576	2,482,576	501,312	2,579,673	254,551
Mortgage – commercial	5,820,387	5,820,387	596,117	6,232,831	218,432

Total	$26,985,845	$24,674,847	$1,588,526	$28,862,561	$916,945

The following table presents loans individually evaluated for impairment as of December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$132,854	$132,854	$—	$164,197	$7,155
Consumer & other	18,748	18,748	—	21,603	1,379
Real estate:
Construction	2,470,326	2,470,327	—	2,752,629	118,664
Mortgage – residential	4,481,501	3,314,583	—	4,461,693	105,621
Mortgage – commercial	7,971,288	6,827,208	—	9,427,284	323,105
With an allowance recorded:
Commercial and industrial	583,998	583,998	97,053	600,966	9,032
Real estate:
Construction	2,681,579	2,681,579	237,212	2,689,031	44,557
Mortgage – residential	2,550,764	2,550,764	566,818	2,646,315	10,757
Mortgage – commercial	5,732,748	5,732,748	623,884	6,393,107	137,410

Total	$26,623,806	$24,312,809	1,524,967	$29,156,825	$757,680

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Loans Receivable (continued)

Transactions in the allowance for loan losses for the three months ended March 31, 2012 are summarized as follows:

	Real Estate
	Construction	Commercial	Residential	Commercial and Industrial	Consumer and Other	Unallocated	Total
Balance, beginning of year	$428,043	$999,259	$1,104,617	$552,459	$6,266	$182,001	$3,272,645

Provision charged to operations	144,582	87,858	(6,584)	(30,473)	1,340	(11,725)	184,998
Recoveries	2,218	—	1,319	—	25,194	—	28,731
Charge-offs	—	(13,087)	(107,673)	—	(27,184)	—	(147,944)

Balance, end of year	$574,843	$1,074,030	$991,679	$521,986	$5,616	$170,276	$3,338,430

Transactions in the allowance for loan losses for the three months ended March 31, 2011 are summarized as follows:

	Real Estate
	Construction	Commercial	Residential	Commercial and Industrial	Consumer and Other	Unallocated	Total
Balance, beginning of year	$1,133,180	$1,532,386	$1,690,850	$636,627	$6,676	$226,195	$5,225,914
Provision (recovery) charged to operations (1)	(480,910)	(7,894)	(373,696)	59,569	25,468	(99,675)	(877,138)
Recoveries	—	—	—	1,166	22,008	—	23,174
Charge-offs	—	—	(10,639)	—	(34,152)	—	(44,791)

Balance, end of year	$652,270	$1,524,492	$1,306,515	$697,362	$20,000	$126,520	$4,327,159

(1)	Amount is net of the reversal of $1,046,479 specific reserves which were recorded on loans sold in conjunction with the HELOC portfolio acquisition. Of the total amount $777,246 related to real estate construction loans and $269,233 related to residential real estate loans.

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Loans Receivable (continued)

The following table presents the investment in nonaccrual and accruing loans delinquent for 90 days or more as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Nonaccrual	Accruing loans delinquent for 90 days or more	Nonaccrual	Accruing loans delinquent for 90 days or more

Commercial and industrial	$206,703	$—	$218,676	$—
Real estate:
Construction	4,398,655	—	3,485,061	—
Mortgage – residential	4,066,767	138,787	4,164,644	—
Mortgage – commercial	6,848,863	—	4,339,334	—
Consumer & other	6,384	—	6,895	—

Total	$15,527,372	$138,787	$12,214,610	$—

The following table presents the aging of the recorded investment in past due loans and leases as of March 31, 2012:

	30 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$107,074	$—	$206,703	$313,777	$19,864,932	$20,178,709
Real estate:
Construction	—	—	4,398,655	4,398,655	9,600,120	13,998,775
Mortgage – residential	808,076	138,787	4,066,767	5,013,630	59,270,917	64,284,547
Mortgage – commercial	336,252	—	6,848,863	7,185,115	52,036,595	59,221,710
Consumer & other	—	—	6,384	6,384	823,105	829,489

Total	$1,251,402	$138,787	$15,527,372	$16,917,561	$141,595,669	$158,513,230

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2011:

	30 – 89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$27,499	$—	$218,676	$246,175	$20,581,018	$20,827,193
Real estate:
Construction	470,688	—	3,485,061	3,955,749	10,433,089	14,388,838
Mortgage – residential	249,040	—	4,164,644	4,413,684	61,429,401	65,843,085
Mortgage – commercial	654,801	—	4,339,334	4,994,135	56,438,211	61,432,346
Consumer & other	3,799	—	6,895	10,694	537,404	548,098

Total	$1,405,827	$—	$12,214,610	$13,620,437	$149,419,123	$163,039,560

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. As of March 31, 2012 and December 31, 2011, the risk category of loans and leases is as follows:

March 31, 2012

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$15,908,245	$3,893,505	$376,959	$—	$—	$20,178,709
Real estate:
Construction	7,997,411	1,136,916	4,864,448	—	—	13,998,775
Mortgage – residential	54,569,672	3,928,459	5,786,416	—	—	64,284,547
Mortgage – commercial	40,306,051	9,017,171	9,898,488	—	—	59,221,710
Consumer & other	802,309	9,915	17,265	—	—	829,489

Total	$119,583,688	$17,985,966	$20,943,576	$—	$—	$158,513,230

December 31, 2011

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial and industrial	$16,442,783	$3,992,117	$392,293	$—	$—	$20,827,193
Real estate:
Construction	6,661,777	2,671,055	5,056,006	—	—	14,388,838
Mortgage – residential	55,509,327	4,952,469	5,381,288	—	—	65,843,084
Mortgage – commercial	45,775,112	5,955,956	9,701,279	—	—	61,432,347
Consumer & other	518,579	10,771	18,748	—	—	548,098

Total	$124,907,578	$17,582,368	$20,549,614	$—	$—	$163,039,560

At March 31, 2012 and December 31, 2011, the Company does not have loans defined as subprime.

On March 25, 2011, the Company completed a loan “swap” transaction accounted for as a transfer of financial assets, which included the purchase of a pool of residential mortgage home equity loans with a par value of $27,095,572 (an estimated fair value of $26,093,437). The residential mortgage home equity loan portfolio (portfolio) was purchased from a private equity firm in exchange for a combination of $4,058,458 in unpaid principal balance of certain non-performing loans and cash of $20,328,049. The non-performing loans were transferred without recourse and were carried at fair value prior to the exchange, in accordance with accounting standards. The Company obtained a third party valuation of the assets and will amortize approximately $850,000 in loan purchase adjustment (as a result of the fair value measurement) as a yield adjustment over the expected life of the loans. As a result of the transaction, the Company recorded a discount on the purchased loans of $1,002,136 and was able to eliminate $1,046,479 in recorded specific loan loss reserves. As of March 31, 2012 the bank held $986,981 in cash reserves against any future loan defaults. As such, there is no additional allowance provided for the HELOC portfolio. The Bank reviews the sufficiency of the cash reserves on a quarterly basis to determine if an additional provision for loan loss should be recorded for probable losses in the portfolio.

Notes to Consolidated Financial Statements

(Unaudited)

Note 9 – Troubled Debt Restructures

As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the year of adoption (December 31, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and were then impaired under ASC 310-10-35 was $9,892,503, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $381,039. During the year ended December 31, 2011, the Bank charged $494,997 to the allowance relating to impairment charges on restructured loans. No additional impairment charges were incurred during the three months ended March 31, 2012.

There were no loans modified during the twelve months preceding March 31, 2012 classified as troubled debt restructurings. The Bank only modifies loans that are considered troubled debt restructurings, as no such loans were modified during the stated time period. Restructured loans must perform for six months prior to being returned to accrual status.

The following table, by loan category, presents loans determined to be troubled debt restructurings as of December 31, 2011 which defaulted during the quarter ended March 31, 2012.

	Three months ended March 31, 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Commercial and industrial	—	$—
Consumer and other	—	—
Real estate:
Construction	1	872,581
Mortgage - residential	2	2,415,920
Mortgage - commercial	—	—

	3	$3,288,501

In the determination of the allowance for loan losses, all TDRs are reviewed to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or observable market price) is adhered to. All nonaccrual loans are written down to their corresponding collateral value. All TDR accruing loans where the loan balance exceeds the present value of cash flow will have a specific allocation. All TDR loans are considered impaired. Under ASC 310-10, a loan is impaired when it is probable that the bank will be unable to collect all amounts due including both principal and interest according to the original contractual terms of the loan agreement.

	As of March 31, 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings at Period End:
Accruing:
Commercial and industrial	2	$381,583
Consumer and other	—	—
Real estate:
Construction	—	—
Mortgage - residential	1	254,115
Mortgage - commercial	2	2,855,319

Total	5	3,491,017

Nonaccruing:
Commercial and industrial	1	27,264
Consumer and other	1	6,384
Real estate:
Construction	2	1,131,573
Mortgage - residential	3	810,698
Mortgage - commercial	6	4,633,121

Total	13	6,609,040

Total Troubled Debt Restructurings	18	$10,100,057

Notes to Consolidated Financial Statements

(Unaudited)

Note 9 – Troubled Debt Restructures – continued

	As of December 31, 2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings at Period End:
Accruing:
Commercial and industrial	3	$406,567
Consumer other	—	—
Real estate:
Construction	1	872,581
Mortgage - residential	1	254,115
Mortgage - commercial	4	5,274,597

Total	9	6,807,860

Nonaccruing:
Commercial & Industrial	1	27,984
Consumer & other	1	6,895
Real estate:
Construction	1	258,991
Mortgage - residential	3	811,929
Mortgage - commercial	4	1,978,844

Total	10	$3,084,643

Total Troubled Debt Restructurings	19	$9,892,503

Notes to Consolidated Financial Statements

(Unaudited)

Note 10 – Dividends on Series A Preferred Stock Issued to the U.S. Treasury

At the request of the Federal Reserve Bank of Richmond, the Company deferred the quarterly dividend payment on the shares of Series A Preferred Stock issued to the U.S. Treasury pursuant to the Capital Purchase Program (the “CPP”) commencing with the payment due May 15, 2011. This payment was the first dividend payment deferred. As part of the CPP, the Company entered into a letter agreement with the Treasury on January 23, 2009, which includes a Securities Purchase Agreement-Standard Terms. The Company also amended its articles of incorporation to set forth the terms of the Series A Preferred Stock. Under the Company’s amended articles of incorporation, dividends compound if they accrue and are not paid. A failure to pay a total of six such dividends, whether or not consecutive, gives the Treasury the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all dividends in arrears. As of the date of this report, the total arrearage was $175,000. The Company anticipates paying the accrued dividends in the future to avoid triggering the Treasury’s ability to elect directors to the Company’s Board of Directors.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition as of March 31, 2012 compared to December 31, 2011, and the results of operations for the three month periods ended March 31, 2012 and 2011. This discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in the Company’s 2011 Annual Report on Form 10-K. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” “plan,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ materially from the results discussed in the forward-looking statements, and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission.

Because the Company has no separate operations and conducts no business on its own other than owning Alliance Bank & Trust Company (the “Bank”), the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as “the Company” unless otherwise noted.

The Company’s wholly owned subsidiary, Alliance Bank & Trust Company (the “Bank”), entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Office of the Commissioner of Banks (the “Commissioner”) and the FDIC and the Commissioner issued the related Consent Order (the “Order”), effective February 1, 2012. The description of the Stipulation and the Order set forth below is qualified in its entirety by reference to the Stipulation and the Order, copies of which are filed herewith as exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.

Management. The Bank is required to assess management’s ability to (1) comply with the requirements of the Order; (2) operate the Bank in a safe and sound manner; (3) comply with all applicable laws and regulations; and (4) improve the Bank’s asset quality, capital adequacy, earnings, management effectiveness, risk management, liquidity, and sensitivity to market risk. To assist with this assessment, the Bank must retain a consultant to develop a written analysis and assessment of the Bank’s management needs within 30 days of the effective date of the Order. The consultant’s management report must be developed within 60 days from the effective date of the Order. Within 30 days from receipt of the management report, the Bank must formulate a written management plan that incorporates the findings of the management report, a plan of action in response to each recommendation contained in the management report, and a time frame for completing each action.

Capital Requirements. While the Order is in effect, the Bank must maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 11%. If either of these capital ratios is below the required levels as of the date of any call report or regulatory examination, the Bank must, within 30 days from receipt of a written notice of capital deficiency from its regulators, present a plan to increase capital to meet the requirements of the Order.

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

Agreement with Federal Reserve. On May 7, 2012 as a follow on to the Order, the Company entered into a formal agreement with the Federal Reserve Bank of Richmond. A form 8-K was filed on May 11, 2012, with a copy of the formal agreement.

Call Reports. As required by the Order, the Bank has filed amended call reports regarding the financial condition of the Bank as of March 31, 2011.

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

Results of Operations

Net Interest Income

For the three months ended March 31, 2012, net interest income was $1,528,249 as compared to $1,420,766 for the same period in 2011. The average rate paid on interest-bearing liabilities for the three months ended March 31, 2012 and 2011 was 1.06% and 1.19%, respectively. The average rate realized on interest-earning assets was 3.93% and 4.23% for the three months ended March 31, 2012 and 2011, respectively.

The net interest margin was 2.95% and 3.17% for the three month periods ended March 31, 2012 and 2011, respectively. The decrease is primarily due to the reversal of a significant accrued interest amount relating to one individual loan relationship that moved to nonaccrual during the quarter ended March 31, 2012.

The following table illustrates the Company’s yield on earning assets and cost of funds for the three-month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31
	2012			2011
	Average Daily Balance	Interest Income/ Expense	Average Rate	Average Daily Balance	Interest Income/ Expense	Average Rate
Interest-earning assets
Loans	$161,066	$1,848	4.62%	$150,008	$1,807	4.89%
Investment securities	36,774	175	1.86%	17,678	85	1.83%
Federal funds sold	7,083	4	.23%	11,550	6	0.23%
Interest-bearing bank deposits	4,888	6	1.28%	2,372	3	0.54%
Nonmarketable equity securities	1,187	4	1.17%	1,267	3	0.81%

Total interest-earning assets	210,998	2,037	3.93%	182,875	1,904	4.23%

Noninterest-earning assets:
Cash and due from banks	3,465			3,758
Property and equipment	3,729			3,848
Other assets	9,037			9,977
Allowance for loan losses	(3,282)			(5,267)

Total noninterest-earning assets	12,949			12,316

Total assets	$223,947			$195,191

Interest-bearing liabilities
NOW accounts	$8,106	13	.64%	$7,199	13	0.72%
Savings and money markets	72,216	198	1.11%	44,158	163	1.49%
Time deposits	92,944	213	2.37%	100,712	245	2.66%

Federal Home Loan Bank advances	19,000	84	1.74%	12,322	61	2.00%
Other borrowings	5	—	0.72%	202	1	1.25%

Total interest-bearing liabilities	192,271	508	1.06%	164,593	483	1.19%

Noninterest-bearing liabilities:
Demand deposits	12,789			8,903
Interest payable and other	330			218

Total noninterest-bearing liabilities	13,119			9,121

Total liabilities	205,390			173,714

Stockholders’ equity	18,557			21,477

Total liabilities and stockholders’ equity	$223,947			$195,191

Net interest income and interest rate spread		$1,529	2.87%		$1,421	3.04%

Net yield on average interest-earning assets			2.95%			3.17%

Ratio of average interest-earning assets to average interest-bearing liabilities	109.74%			111.11%

The following table shows changes in interest income, interest expense, and net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities. The change in interest not solely due to changes in either volume or rates has been allocated in proportion to the absolute dollar change in both.

Volume and Rate Variance Analysis (in thousands)
	Three Months Ended March 31 2012 vs 2011			Three Months Ended March 31 2011 vs 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:

Loans	$(872)	$869	$(3)	$160	$(17)	$143
Investment securities	89	1	90	69	(45)	24
Federal funds sold	2	(4)	(2)	(5)	—	(5)
Interest-bearing bank deposits	(1)	3	2	2	(2)	—

Total interest income	(782)	869	87	226	(64)	162

Interest expense:
Interest bearing transaction accounts	$1	$(1)	$—	$4	$(2)	$2
Savings and money market	85	(51)	34	64	4	68
Time deposits	(17)	(18)	(35)	(67)	(71)	(138)

Federal home loan bank advances	57	(35)	22	—	(15)	(15)
Other borrowings	—	—	—	1	—	1

Total interest expense	126	(105)	21	2	(84)	(82)

Net increase (decrease) in net interest income	$(908)	$974	$66	$224	$20	$244

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management’s judgment is necessary to maintain the allowance for loan losses at an adequate level in relation to the risk of future losses inherent in the loan portfolio. For the three month periods ended March 31, 2012 and 2011 the provision was $184,998 and $(877,138) respectively. The negative provision in the first quarter of 2011 is due to recapturing amounts that were specifically reserved relating to loans sold. On March 31, 2012, there were $15,527,372 in loans in nonaccrual status. On March 31, 2011, there were $10,905,872 in loans in nonaccrual status. Based on present information, management believes the allowance for loan losses is adequate at March 31, 2012 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 2.11% and 2.51% of total loans at March 31, 2012 and 2011, respectively. The allowance decreased from prior year (as a percentage of total loans) even with an increase in nonaccrual and classified loans over prior year primarily due to the stabilization of real estate values surrounding the collateral pledged to secure loans. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, including management’s experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in the Company’s net income and, possibly, a reduction of its capital.

Noninterest Income

Total noninterest income for the three months ended March 31, 2012 was $261,569 or 171.36% greater than total noninterest income for the same period last year. The largest component of noninterest income for the three month period ended March 31, 2012, was service charges on deposit accounts which were $120,483 for the three month period ended March 31, 2012 or 47.66% higher than the same period last year. Other service charges, commissions and fees for the three months ended March 31, 2012 were $92,375 or 524.32% more than the same period last year. This increase was due to a management fee received by the Company relating to management of a real estate project under a forbearance agreement. In addition, the Bank had $38,841 in securities gains for the three month period ended March 31, 2012 compared to no gains in the prior year.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2012 was $1,397,833 or 41.10% less than total noninterest expense for the same period last year. The decrease is due to the one-time charge relating to the HELOC purchase discount of $1,002,136 recognized in the prior year. The primary recurring component of noninterest expense is salaries and benefits, which were $697,614 and $661,664 for the three months ended March 31, 2012 and 2011, respectively. Salaries and benefits increased due to the increase in the number of active employees. Other real estate expenses were $79,967 and $166,293 for the three months ended March 31, 2012 and 2011, respectively. The decrease from prior year is primarily due to the payment of past due property taxes on a large piece of property taken into other real estate owned. Other operating expenses were $383,436 and $376,777 for the three months ended March 31, 2012 and 2011, respectively.

Income Taxes

For the three months ended March 31, 2012 and 2011, the effective income tax rate was 0.00% and 39.39%, respectively. The income tax expense was $0, for the three months ended March 31, 2012 due to the Company having significant unused net operating loss carry forwards. The income tax expense for the three months ended March 31, 2011 was $10,844.

Net Income (loss)

The combination of the above factors resulted in net income available to common shareholders of $157,159 for the three months ended March 31, 2012 compared to net loss available to common shareholders of $33,146 for the comparable period in 2011.

Assets and Liabilities

During the first three months of 2012, total assets decreased $5,101,783 or 2.28% when compared to December 31, 2011. The decrease is primarily due to decrease in loans outstanding. Total investments decreased $312,887, or 0.83% during the three months ended March 31, 2012. Total deposits decreased $5,259,573 or 2.82% when compared to December 31, 2011. Of the total change in deposits over the same period, brokered deposits decreased $10,868,000 to $34,360,000 as of March 31, 2012. The decrease in brokered deposits was due to maturities of the underlying certificates of deposit. In order to comply with the consent agreement, management did not issue any additional brokered deposits during the three months ended March 31, 2012.

The Bank is under the Tier 1 leverage ratio required as a stipulation under the Consent Order as of March 31, 2012. In order the meet the required Tier 1 leverage ratio, the Bank is in the process of gradually shrinking its total assets in order to more promptly comply with the Consent Order stipulations.

Investment Securities

Investment securities totaled $37,458,189 as of March 31, 2012 as compared to $37,771,076 at December 31, 2011. Of this amount, $36,219,909 was designated as available for sale as of March 31, 2012. The other investments were nonmarketable equity securities consisting of $1,193,100 in Federal Home Loan Bank stock and a $45,180 investment in Community Bankers Bank stock as of March 31, 2012.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Loans

In an effort to decrease total assets, loans were permitted to decrease $4,526,330, or 2.78%, during the period. As shown below, the largest decrease was in real estate – commercial loans which decreased $2,210,636 or 3.60%, to $59,221,710 at March 31, 2012. Real estate – construction loans decreased $390,063 or 2.71% to $13,998,775. Real estate – residential loans decreased $1,558,538, or 2.37%, to $64,284,547. Consumer and other loans increased $281,391 or 51.34%, to $829,489 at March 31, 2012. Commercial and industrial loans decreased $648,484 or 3.11% to $20,178,709 at March 31, 2012. Balances within the major loans receivable categories as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Real estate – construction	$13,998,775	$14,388,838
Real estate – commercial	59,221,710	61,432,346
Real estate – residential	64,284,547	65,843,085
Commercial and industrial	20,178,709	20,827,193
Consumer and other	829,489	548,098

Total gross loans	$158,513,230	$163,039,560

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment of the Company’s credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At March 31, 2012 and December 31, 2011, the Company had criticized loans totaling $17,985,965 and $17,582,368, respectively. At March 31, 2012 and December 31, 2011, the Company had classified loans totaling $20,943,576 and $20,549,614, respectively. At March 31, 2011, the Company had $15,527,372 or 9.80% of total gross loans in nonaccrual status and $138,787 in loans that were 90 days or more past due and still accruing. Based upon the increase in impaired loans in the portfolio from December 31, 2011 to March 31, 2012 the Bank increased the provision for loan losses to $184,998 for the three months ended March 31, 2012. This is an increase over the same period last year. In the determination of the allowance for loan losses, all significant (typically greater than $250,000) criticized and classified loans are reviewed for impairment to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or observable market price) is adhered to.

The following tables depict the activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011:

Transactions in the allowance for loan losses for the three months ended March 31, 2012 are summarized as follows:

	Real Estate
	Construction	Commercial	Residential	Commercial and Industrial	Consumer & Other	Unallocated	Total
Balance, beginning of year	$428,043	$999,259	$1,104,617	$552,459	$6,266	$182,001	$3,272,645

Provision charged to operations	144,582	87,858	(6,584)	(30,473)	1,340	(11,725)	184,998
Recoveries	2,218	—	1,319	—	25,194	—	28,731
Charge-offs	—	(13,087)	(107,673)	—	(27,184)	—	(147,944)

Balance, end of year	$574,843	$1,074,030	$991,679	$521,986	$5,616	$170,276	$3,338,430

Transactions in the allowance for loan losses for the three months ended March 31, 2011 are summarized as follows:

	Real Estate
	Construction	Commercial	Residential	Commercial and Industrial	Consumer & Other	Unallocated	Total
Balance, beginning of year	$1,133,180	$1,532,386	$1,690,850	$636,627	$6,676	$226,195	$5,225,914
Provision (recovery) charged to operations (1)	(480,910)	(7,894)	(373,696)	59,569	25,468	(99,675)	(877,138)
Recoveries	—	—	—	1166	22,008	—	23,174
Charge-offs	—	—	(10,639)	—	(34,152)	—	(44,791)

Balance, end of year	$652,270	$1,524,492	$1,306,515	$697,362	$20,000	$126,520	$4,327,159

(1)	Amount is net of the reversal of $1,046,479 specific reserves which were recorded on loans sold in conjunction with the HELOC portfolio acquisition. Of the total amount $777,246 related to real estate construction loans and $269,233 related to residential real estate loans.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

	March 31, 2012	March 31, 2011
Balance, January 1	$3,272,645	$5,225,914
Provision (recovery) for loan losses for the period	184,998	(877,138)
Net loans (charged-off) recovered during the period	(119,213)	(21,617)

Balance, March 31,	$3,338,430	$4,327,159

Gross loans outstanding, March 31,	$158,513,230	$172,339,726

Allowance for loan losses to loans outstanding	2.11%	2.51%

Deposits

Total deposits decreased $5,259,573 or 2.82%, from December 31, 2011 to $181,191,359 at March 31, 2012. Total time deposits decreased $2,794,981, or 2.97% to $91,433,792 at March 31, 2012. Total interest-bearing and non-interest bearing transaction accounts increased $872,507 or 4.44% since December 31, 2011. There was a decrease in savings and money market accounts as well, which decreased $3,337,099 or 4.60%, to $69,257,159 at March 31, 2012. This decrease in non time deposit accounts is a combination of the Bank instituting a revised market pricing strategy to emphasize certificates of deposit accounts and implementing a retail initiative focusing on growing the core deposits of the Bank. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank (“FHLB”) but do not require collateralization like FHLB borrowings.

Balances within the major deposit categories as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Noninterest-bearing transaction accounts	$12,420,281	$11,015,012
Interest-bearing transaction accounts	8,080,127	8,612,889
Savings and money market	69,257,159	72,594,258
Time deposits $100,000 and over	33,250,410	22,735,464
Other time deposits	58,183,382	71,493,309

Total deposits	$181,191,359	$186,450,932

Advances from Federal Home Loan Bank

Advances from the FHLB total $19,000,000 as of March 31, 2012 and December 31, 2011. The Bank utilizes the advances to fund loans and for general liquidity purposes. Advances from the Federal Home Loan Bank consisted of the following at March 31, 2012:

Description	Interest Rate	2011
Fixed rate advances maturing:
October 28, 2014	.9475%	$11,000,000
November 3, 2014	2.84%	$8,000,000

		$19,000,000

Item 2 – Management’s Discussion And Analysis of Financial Condition and Results of Operations – continued

Liquidity

Liquidity needs are met by the Company through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The Company also has the capacity to pledge certain loans as collateral for additional borrowings from FHLB during times when the comparable interest rate is favorable to the interest rate on deposit products. As of March 31, 2012, the Company’s primary sources of liquidity included cash and due from banks of $9,738,824, federal funds sold totaling $1,138,498, time deposits with other banks of $3,302,847 and securities available for sale totaling $36,219,909, credit availability with the Federal Home Loan Bank of $14,800,000 and unused lines of credit with correspondent banks to purchase federal funds totaling $2,500,000 at March 31, 2012.

Capital Resources

Total shareholders’ equity increased $235,007 to $18,552,387 for the three month period ended March 31, 2012. This is primarily the result of the net income for the period of $206,987, and stock based compensation expense of $28,383.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. In order to be considered “adequately capitalized” under federal regulations, a bank generally must have a total risk-based ratio of at least 8%, a Tier 1 capital to risk-weighted assets ratio of at least 4%, and a Tier 1 capital to average total assets ratio (referred to as the “leverage ratio”) of at least 4%. As such the Bank is under the required leverage ratio as of March 31, 2012. In order the meet the required leverage ratio, the Bank is in the process of gradually shrinking its total assets in order to more promptly comply with the requirements of the Consent Order.

Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2012, but due to the additional capital requirements under the Consent Order, the Bank is considered “adequately capitalized.”

The following table summarizes the Company’s risk-based capital at March 31, 2012:

Shareholders’ equity	$18,552,387
Plus – unrealized (gain) loss on available-for-sale securities	(51,148)
Less – disallowed deferred tax assets	(1,234,000)

Tier 1 capital	$17,267,239

Plus – allowance for loan losses(1)	2,020,000

Total capital	$19,287,239

Risk-weighted assets	$160,293,000

Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	10.77%
Total capital (to risk-weighted assets)	12.03%
Leverage ratio	7.78%

(1)	Limited to 1.25% of risk-weighted assets

Item 2 – Management’s Discussion And Analysis of Financial Condition and Results of Operations – continued

Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Company’s customers at predetermined interest rates for a specified period of time. At March 31, 2012, the Company had issued commitments to extend credit of approximately $11,273,000 through various types of commercial lending arrangements. All of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2012 (amounts in thousands):

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Greater Than One Year	Total

Unused commitments to extend credit	$483	$—	$1,934	$8,842	$11,259
Standby letters of credit	—	—	14	—	14

Totals	$483	$—	$1,948	$8,842	$11,273

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the financial statements at December 31, 2011 as contained in our 2011 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our financial statements. Refer to the portions of the discussion in this report on Form 10-Q and in our 2011 Annual Report on Form 10-K that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Item 4. Controls and Procedures

(a)	Based on their evaluation of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)) as of March 31, 2012, our chief executive officer and chief financial officer concluded that such controls and procedures were effective.

(b)	There was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 3. Default Upon Senior Securities

As discussed in Note 10 of the Notes to Consolidated Financial Statements included with Part 1, Item 1, the Company deferred the payment of its regular quarterly cash dividends on its fixed rate cumulative perpetual preferred stock, series A, issued to the United States Department of the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program. Therefore, the Company is currently in arrears with the dividend payments on the series A preferred stock. As of March  31, 2012, the amount of the arrearage on the dividend payments for the series A preferred stock was $175,000.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Stipulation to the Issuance of a Consent Order (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K, filed with the Securities and Exchange Commission on February 7, 2012)

10.2	Consent Order issued by the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K, filed with the Securities and Exchange Commission on February 7, 2012)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files providing financial information from the Quarterly Report on Form 10-Q of AB&T Financial Corporation for the quarterly period ended March 31, 2012, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AB&T FINANCIAL CORPORATION
(Registrant)

By:	/s/ Daniel C. Ayscue
Daniel C. Ayscue
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Stipulation to the Issuance of a Consent Order *

10.2	Consent Order issued by the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files providing financial information from the Quarterly Report on Form 10-Q of AB&T Financial Corporation for the quarterly period ended March 31, 2012, in XBRL (eXtensible Business Reporting Language)**

*	Incorporated by reference
**	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.